Form 10QSB
period 2007-09-30
VGTel, Inc.
filed 2007-11-14
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

FOR THE QUARTERLY AND SIX MONTH PERIOD ENDED SEPTEMBER 30, 2007

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly and  Six Month Period ended September 30, 2007

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

Ron Kallus, CEO
2 Ingrid Road
Setauket, NY 11733-2218
Tel: 631-458-1120

(Address and Telephone Number of Registrants Principal Place of Business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No X

As of  November 14, 2007 4,800,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements

		Balance Sheet at September 30, 2007 (Unaudited) and March 2007	2
		Statement of Cash Flows for Six Month Ending September 30, 2007 and 2006 (Unaudited)	3
		Statement of Operations for Three and Six Month Ending September 30, 2007 and 2006 (Unaudited)	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	9
Item	3	Financial Controls & Procedures	12

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	12
Item	2	Changes in Securities	12
Item	3	Default Upon Senior Securities	12
Item	4	Submission of Matters to a Vote of Securities Holders	12
Item	5	Other Information	12
Item	6	Exhibits And Reports on Form 8K	12

1

Item 1.  Financial Statements

VGTel, Inc.
(A Development Stage Company)
Balance Sheet
As at

	Unaudited
	September 30,		March 31,
	2007		2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,274		$7,179
Accounts receivable	1,351		3,504

Total Current Assets		$8,625		$10,683

FIXED AND OTHER ASSETS
Property and equipment	4,744		4,744
less: Accumulated depreciation	(4,744)		(4,744)
Net- Property and equipment	0		0
Intellectual property	29,000		29,000
less: Accumulated amortization	(10,150)		(7,250)
Net -Intellectual property		18,850	21,750
Deferred tax asset	0		0

Total Fixed and Other Assets		0		21,750

Total Assets		$27,475		$32,433
		27,475

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$19,114		14,631
Due to shareholders	16,323		16,323

Total Current Liabilities		35,437		30,954

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock,, $.001 par value,
Authorized 10,000,000 shares, none issued	0		0
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 4,800,000	480		480
Additional paid in capital	185,020		157,020
Accumulated other comprehensive gain (loss)	0		0
Retained Earnings (Deficit)	$(193,462)		$(156,021)

Total Stockholders' Equity		(7,962)		1,479

Total Liabilities and Stockholders' Equity		$27,475		$32,433

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the periods

			Accumulated
	Six Month Period	Six Month Period	From Inception
	April 1, 2007	April 1, 2006-	July 27, 2004-
	September 30, 2007	September 30, 2006	September 30, 2007

Cash flows from operating activities
Net Income (loss)	$(37,441)	$(20,902)	$(193,462)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	28,000	12,500	99,000
Depreciation and amortization	2,900	8,550	10,150

Changes in assets and liabilities:
Accounts receivable	2,153	5,897	(1,351)
Accrued expenses	4,483	0	19,114

Net cash provided ( used) in operating activities	95	6,045	(66,549)

Cash flows from investing activities
Purchase of fixed assets & intellectual properties	0	(20,500)	(29,000)
		0	0
Net cash provided (used) in investing activities	0	0	(29,000)

Cash flows from financing activities
Officers loans	0	0	16,323
Issuance of common stock for services rendered	0	10,000	10,000
Sale of units	0	0	10,000
Additional paid in capital credited for shareholder contributions	0	4,100	66,500

Net cash provided (used) by financing activities	0	14,100	102,823

Net increase (decrease ) in cash	95	(355)	7,274

Cash and cash equivalents, beginning of period	7,179	6,926	0

Cash and cash equivalents, end of period	7,274	$6,571	$7,274

Supplemental disclosures

Noncash investing and financing activities:
Additional paid in capital credited in exchange for Intellectual property	$0	$0	$66,500
Issuance of common stock in exchange for services rendered	$0	$10,000	$10,000
Officers Compensation and Rent credited to Additional Paid in capital	$____________28,000	$14,000	$99,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Operations
For the periods

	Three Month Period		Six Month Period	Six Month Period
					Accumulated from Inception
	July 1, 2007	July 1, 2006	April 1, 2007	April 1, 2006	(July 27, 2004)-
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

REVENUES	2,957	4,312	7,683	7,944	$33,390

OPERATING EXPENSES
General and administrative	11,832	7,795	14,224	7,796	116,788
Officers' compensation & rent	14,000	6,250	28,000	12,500	99,000
Depreciation and amortization	1,450	4,182	2,900	8,550	10,385

Total operating expenses	27,282	18,227	45,124	(28,846)	226,173

Income (loss) from operations	$(24,325)	$(13,915)	$(37,441)	$(20,902)	$(192,783)

OTHER INCOME
Investment income

Loss before income taxes	$(24,325)	$(13,915)	$(37,410)	$(20,902)	$(192,783)

Federal Income Tax

NET INCOME (LOSS)	$(24,325)	$(13,915)	$(37,410)	$(20,902)	$(192,783)

Discontinued Operations
Loss from discontinued operations	0	0	0		(679)
Income tax benefit	0	0	0	0	0
Net Loss from Discontinued	0	0	0	0	0
operations
NET INCOME (LOSS)	$(24,325)	$(13,915)	$(37,410)	$(20,902)	$(193,462)
PER COMMON SHARE-
INCOME (LOSS)	$0.00	$0.00	$0.00	$0.00

Basic and Diluted

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,800,000	4,800,000	4,800,000	4,800,000	4,800,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the six month period ended  September  30, 2007 and September 30, 2006
(Unaudited)

NOTE 1- RESTATEMENT OF FINANCIAL STATEMENT

The financial statements for the fiscal year ended March 31, 2006  had  been restated to reflect the fact that certain costs incurred, which were previously capitalized as an intangible asset, have been changed. This change was due to the fact that some costs associated with this asset were in actuality pre technological feasibility costs, which are required to be expensed. Certain other costs incurred by the officers before technological feasibility had incurred and were not included in the financial statements have been expensed and additional paid in capital has been credited for the same amount. Lastly, a loss from discontinued operations has been segregated on the statement of operations.  This resulted in a reduction in the asset -Intellectual property from $65,000 to $29,000 and a reduction in the corresponding amortization on the Balance Sheet. The Statement of Operations net loss was affected by a reduced amortization deduction and an increase in general and organizational expenses of $37,500  for pre technological expenses incurred. The Statement of Stockholders Equity was affected by a net increase of $37,500 in contributed additional paid in capital. A table showing the line items effected is included in note 12.

NOTE 2 - FORMATION AND BUSINESS OF THE COMPANY.

VGTel Inc. (formerly known as Tribeka-Tek Inc.) (The “Company) was organized on February 5, 2002 in the State of New York. Tribeka-Tek Inc. was engaged in the business of providing Edgarizing services for publicly traded companies filing through the Edgar system. On January 18, 2006 the Company purchased from NYN International LLC its intellectual property assets pertaining to the GMG System, a telemarketing campaing product. Tribeka Tek, Inc. was a minimally operating corporation with nominal assets. Pursuant to the terms of the Acquisition Agreement, the Company issued to NYN shareholders and designees 2,760,000 newly issued shares of VGTel Inc. (formerly Tribeka Tek, Inc). At the time of the acquisition, the 2,760,000 shares represented approximately 70% of the outstanding shares of the Company, which resulted in the stockholders of NYN obtaining control of the Company.

The merger has been accounted for as a reverse acquisition using the purchase method of accounting. NYN International, Inc. has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, due to the following factors: (1) NYN’s stockholders received the larger share of the voting rights in the merger; (2) NYN received the majority of the members of the board of directors; and NYN’s senior management prior to the merger dominated the senior management of the combined company. As a result of the reverse acquisition, the statements of operations presented herein include the results of NYN International for the years ended March 31, 2007 and March 31, 2006 and the the six month ending September 30, 2007, and include the results of Tribeka Tek for the period from date of acquisition (January 18, 2006 to March 31, 2006). Although NYN International was formed in July of 2004 there was no activity prior to April 2005, thus the results for the  fiscal periods  reflect results from inception.

Because NYN International LLC is treated as the acquirer for accounting purposes, the equity accounts are adjusted for the share exchange and carried forward. Prior accumulated deficits of NYN International LLC are adjusted to additional paid in capital therefore carrying forward the accumulated deficit or earnings of NYN International LLC. As these are the first periods with activity there was no beginning accumulated deficit or earnings,  and ending retained deficit reflects the retained deficit for the current period.

The common stock per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse acquisition on January 18, 2006 for all periods presented.

On January 18, 2006 the Company changed its name to VGTel Inc. As of the periods stated the Company had generated minimal revenues and is considered a development stage company.   As of February 2006 the Company has ceased its Edgarizing operations and is concentrating its efforts in the development of its intellectual properties.   As  a result of the acquistion of the GMG System, the company is now operating in the telemarketing sector of the telecommunications industry.

NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal year

The Company has chosen March 31, as its fiscal year end.

USE OF ESTIMATES:

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consists of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company has not experienced any losses on its cash or cash equivalents.

INVESTMENTS:

Investments include marketable common stock securities traded on the stock exchange. The marketable securities are classified as available for sale, and are measured at fair value in the balance sheet. Unrealized gains and losses on investments are recorded net of tax as a separate component of stockholders’ equity. Gains and losses on securities sold are determined based on the specific identification method.

PROPERTY AND EQUIPMENT

Property and equipment (primarily computer hardware) are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) using the accelerated depreciation method allowed by the Internal Revenue Code.

NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.

For Platin Ltd., our sole  current client to date,  the company does not  generate an invoice or recognize revenues  for services until  the  requested services have been provided to Platin and accepted by Platin.

EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period. Common stock equivalents related to options, warrants and convertible securities are excluded

DISCONTINUED OPERATIONS

During the period ended March 31, 2006 the Company ceased its Edgarizing operations.    The Statement of Operations for the period recognized revenues of $840 and expenses of $1,519 for a net loss of $679 from the Edgarizing business.

FASB No. 86

The Company has incurred significant costs in the development of its program. The costs, which were incurred by the Company, were segregated between pre technological feasibility costs and post technological feasibility costs. It is estimated that the useful life of this asset should approximate five years. Under FASB No. 86, once technological feasibility has been established, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. When the product is available for general use amortization begins and all further maintenance costs are expensed.

The Company  determined that technological feasibility has been established for our GMG System when we completed all planning, designing, coding, and testing activities that were necessary to establish that the GMG System can be produced to meet its design specifications including functions, features, and technical performance requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, The Company does not engage in derivative or hedging activities and does not expect the adoption of this new pronouncement to have a material effect, if any, on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact the financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact the financial position, cash flows or results of operations.

NOTE 4- LIQUIDITY & PROFITABILITY- GOING CONCERN

The Company has had no significant income since inception, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern are dependent upon the Company’s ability to obtain additional financing and upon future profitable operations.

NOTE 5 -INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) “ Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

NOTE 6 -INTELLECTUAL PROPERTY

The Company developed the intellectual properties known as Group Messaging Gateway.   As of September  2007 total costs associated  with the development of the GMG System was amounted $95,500 as compared to $93,500 in the prior period ended September 31,  2006.   It has been determined that of this amount $29,000 had been incurred after technological feasibility has been reached. All costs prior to technological feasibility have been expensed.   All post development costs have been expensed in the periods incurred. The asset valued at $29,000 is being amortized over a sixty-month period.

The costs, which were incurred by the Company in the development of the program, were segregated between pre technological feasibility costs and post technological feasibility costs. It is estimated that the useful life of this asset should approximate five years. Under FASB No. 86, once technological feasibility has been established, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. When the product is available for general use amortization begins and all further maintenance costs are expensed.

NOTE 7-ACCRUED EXPENSES

Accrued expenses include professional fees payable and monies due to vendors.

NOTE 8-DUE TO SHAREHOLDERS

Various funds had been advanced by the CEO, Mr. Ron Kallus  to the company.   On March 1, 2006, Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured loan is payable May 18,  2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  On May 22, 2007 in a second   addendum to the Loan Agreement  was signed between Mr. Kallus and the Company waiving all interest  payments for  loan facility,  retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.   In the fiscal year ended March 31, 2006, Mr. Kallus advanced the sum of $4,233 pursuant to this credit facility.  As of March 31, 2007 Mr. Kallus advanced an additional $  12,090 for an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.  No funds have been advanced by Mr. Kallus during the six month ending September 30, 2007.

NOTE 9-OFFICERS ' COMPENSATION

The Officer has taken no actual compensation since inception. For financial statement purposes  the Statement of Operations -officers compensation has been charged for $50,000 and $15,000 for the years ended March 31, 2007 and 2006 respectively.    During the six month period ended September 30, 2007 an  additional $25,000 for Officer's compensation been charged.   Additional Paid in Capital has been credited for the corresponding amounts.

NOTE 10-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $3,000 for the six month period ended September 30, 2007.   Additional paid in capital has been credited for the corresponding amount.

The company signed various contracts to build a Global Messaging Gateway (GMG) and for hosting its servers. This is a web-hosted application, which provides message-broadcasting facility, for business to business, personal, telemarketing, alerting and many more applications.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement.   On March 1, 2006, Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured loan is payable May 18,  2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  On May 22, 2007 in a second   addendum to the Loan Agreement  was signed between Mr. Kallus and the Company waiving all interest  payments for  loan facility,  retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.

 In the fiscal year ended March 31, 2006, Mr. Kallus advanced the sum of $4,233 pursuant to this credit facility.  As of March 31, 2007 Mr. Kallus advanced an additional $  12,090 for an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.  No funds have been advanced by Mr. Kallus during the six month ending September 30,  2007.

In addition the Company is providing its services to a telemarketing company in Israel that is distributing the services to telemarketing clients in Israel.  The services are being provided to Platin, which is a related party to the Company.

Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.

NOTE 11- STOCKHOLDERS’ EQUITY

NYN International, LLC  (the accounting acquiror) was organized as a Limited Liability Company in the State of Texas.  No shares were issued to its founders.

Tribeka Tek, Inc, (the legal acquiror) was organized in the State of New York on February 5, 2002.  Tribeka Tek, Inc. authorized 1500 common shares par value $1.00.  In February 2002 Tribeka Tek, Inc. issued 1500 common shares par value $1.00.  to its founders.    On June 29, 2005 Tribeka Tek board of directors voted to increase the common Shares authorized from 1500 to 200,000,000 and decrease the par value from $1.00 to $0.0001.  On January 18, 2006 the Company authorized a forward split of 826.67 for each share outstanding, bringing the total issued and outstanding shares from 1,500 to 1,240,000.   On January 18, 2006 the Company issued 2,760,000 restricted common shares par value $0.0001 per share  to shareholders of NYN International LLC in exchange for the rights to its intellectual properties, bringing the total shares issued and outstanding to 4,000,000.

In February 2006 the Company offered 800,000 Series A Units at $.025 per Unit to accredited and non-accredited investors in a private placement offering pursuant to Regulation D 506. Each Series A Units consists of (i) 1 share of the Company's common stock, $.0001 par value ("Common Stock") and (ii) 1 Series A (iii) 1 Series B (iv) 1 Series C (v) and 1 Series D Common Stock Purchase Warrants ("Warrant Series ]") to purchase shares of the Company's Common Stock, $.0001 par value. Each Series A, B, C, D Warrants are exercisable at $0.25 cents per Warrant. Each Warrant entitles the holder upon exercise, to receive one share of common stock underlying each Warrant. Warrants are exercisable at intervals as follows:

(ii) 1 Series A warrants exercisable at the "Initial Exercise Date" beginning 90 days following effectiveness of Registration Statement and expiring on the 2nd anniversary from the effective date.

(iii) 1 Series B warrants exercisable at the "Initial Exercise Date" beginning 120 days following effectiveness of Registration Statement and expiring on the 2nd anniversary from the effective date.

(iv) 1 Series C warrants exercisable at the "Initial Exercise Date" beginning 150 days following effectiveness of Registration Statement and expiring on the 2nd anniversary from the effective date.

(v) 1 Series D warrants exercisable at the "Initial Exercise Date" beginning 180 days following effectiveness of Registration Statement and expiring on 2nd anniversary from the effective date.

In February and March 2006, 400,000 units consisting of 400,000 shares of common stock and four series of common stock purchase warrants  were sold for total consideration of $10,000.

In May of  2006, 400,000 shares of common stock and four series of common stock purchase warrants  were issued for research & development services rendered.

Additional paid in capital has been credited $56,000 and $15,000 in the periods ended March 31, 2007 and 2006 respectively for officer's compensation and rent.

 No shares were issued during the six month period ended September   30, 2007.  Additional paid in capital has been credited $28,000  for officer's compensation and rent during the six month period ended September 30 2007.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

Note 12- Restated Financial Statements

For the period ended March 31, 2006 the financial statements have been restated to reflect the fact that certain costs incurred, which were previously capitalized have been expensed. Other costs incurred by the officers before technological feasibility had incurred and were not included in the financial statements have been expensed and additional paid in capital has been credited for the same amount. Lastly, a loss from discontinued operations has been segregated on the statement of operations

The following table  itemizes  the change on the various financial statements.

	BALANCE SHEET

	March 31, 2006	March 31, 2006

	PREVIOUSLY REPORTED	AS RESTATED

Total Assets	$75,497	$41,297
Total Liabilities	6,223	6,223
Capital Stock	440	440
Additional Paid in Capital	89,560	91,060
Retained Deficit	(20,726)	(56,426)

	STATEMENT OF OPERATIONS
			Accumulated from	Accumulated from
			Inception	Inception
	For The Year Ended	For The Year Ended	July 27, 2004-	July 27, 2004-
	March 31, 2006	March 31, 2006	March 31, 2006	March 31, 2006

	PREVIOUSLY REPORTED	AS RESTATED	PREVIOUSLY REPORTED	AS RESTATED

Revenues	$7,161	$6,321	$7,161	$6,321

G and E Expenses	9,402	45,383	9,402	45,383
Officers Compensation	15,000	15,000	15,000	15,000
Depreciation & Amortization	3,485	1,685	3,485	1,685

totals expenses	27,887	62,068	27,887	62,068

Net Loss from continuing Operations	(20,726)	(55,747)	(20,726)	(55,747)

Loss from Continuing Operations	$0	$(679)	$0	$(679)
Net Loss	$(20,726)	$(56,426)	$(20,726)	$(56,426)

Net Loss	$0.02	$0.05

NOTE 13-  Related Party Transactions:

One of the Company's directors, Mr. Hason  who is also its marketing officer,  is the principal shareholder of the Company's sole client Platin.  The Company generated all of its revenues from this client .  In addition all accounts receivable owing to the Company is due from this client.

NOTE 14-SUBSEQUENT EVENTS

None

Item 2.  Management Discussion & Analysis

We are a development stage company currently testing a newly developed telemarketing campaign product called Global Messaging Gateway (GMG). The GMG system is designed to enable the User of the system to set up telemarketing campaigns to distribute messages to bulk lists of recipients. Messages can be delivered in the medium of text, voice, Fax or multimedia. Messages can be delivered from one control center to thousands of clients anywhere in the world simultaneously. The GMG System uses the internet instead of traditional telephone equipment.

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $33, 390, of which the sum of $7,683 was generated during the six month period ending September 30, 2007.    Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Ongoing Development of our GMG Systems.

From the inception of the GMG System, Kanaga provided software development services for an aggregate of $25,750 for the years ended March 31, 2006 and March 31, 2007.  During the six month period ending September 30, 2007  Kanaga provided software development services for an additional $5,500.  Consequently, Kanaga provided an aggregate of $31,250 from inception to  September 30, 2007.

 During the next 12 months we anticipate our further development costs will be $9,000. We believe we will continue working with Kanaga during 2007 and 2008 to support our planned pipeline of products and services.

During the next twelve months, our development activities with Kanaga include adding features, fixing problems and integrating new customer driven ideas. Each new feature is being integrated into the commercial operating environment and gets tested immediately under real commercial conditions. Additionally, during this period Kanaga will continue the ongoing development of the GMG Alert System and the GMG Notification application for K-12 Educational Sector.

Plan of Operations for the Next 12 Months Period.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:


Continue testing our system with Platin Ltd. our only client to date. During this testing phase, our development activities are continuing to add features, fix problems and integrate new customer driven ideas.


During the next three months our goal is to limit our commercial clientele to only three customers, allowing us to quickly respond and fix any operational problem discovered by the customers. In addition, every new feature will be integrated into the commercial operating environment and tested immediately under real commercial condition.   We currently have no agreements or understandings with any entity to become our client.


Beginning  November  2007, we will be technically able to slowly add a few customers while we continue adding features and fixing operational problems, and by January 2008 we believe we will be technically in  a position to serve unlimited number of customers. We currently have no agreement or understanding with any entity to become our client.


During the next six months we plan to continue developing the GMG Alert System which we anticipate will be ready for testing by  April  2008. We anticipate that by  July  2008  the Alert system will be well enough refined to allow us to accept a limited number of clients for this system.


During the next six months, we anticipate that we will continue developing the K-12 Notification system to schools which we recently initiated. We believe we will be in a position to begin testing this notification system by  April   2008. We believe that by June 2008 we will be in a position to accommodate many schools using our Notification System.


Beginning in January 2008 , we plan to prepare and execute a marketing plan to increase the number of Users to our system. (See Marketing Plan in the section Business under the sub heading Distribution of Products & Services. :)


Beginning in January, we plan to announce our services using our GMG system to the aforementioned targets in the US and Israel. We plan to target companies that will use our system for their established clients which will provide us with a quicker market penetration since we anticipate that each client that we contract with, will be using our GMG system for many of their clients which will result in many clients using our system. Additionally we plan to target direct users of our system who will use the system for their own purposes. Beginning in January  March, we believe we will be in a position to add unlimited clients for our GMG telemarketing product.


Beginning in March 2008, we plan to begin negotiating firm contracts with principals of the four franchised locations as detailed above under "Global Franchise Partners", which represent different market opportunities, providing the best learning ground for future expansion of the business.

	Beginning in May 2008, we plan to begin marketing our Notification System to a list of schools in Texas and thereafter on a national level.


As soon as our registration statement is rendered effective by the Securities & Exchange Commission, we plan to seek private placement investors to invest in our securities. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fully execute our Plan of Operations, which could significantly and materially restrict our business operations. If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur.

	We plan to initiate phase two of our operations, as soon as we raise additional capital sufficient to support the costs of executing the second phase of our operations.

PHASE II

Expansion Plan:

.


To obtain additional equity financing through Private Placement investments after the Company's registration statement is rendered effective. Raising additional capital is essential to finance the company's expansion of services and territories as described in the Expansion Plan.

	To continue to develop the multi server capability, in order to increase the capacity of our GMG System to satisfy any required load by the users.

	To increase the number of content-based products which are being offered through the VGTel website. (See Phase II Products & Services described in the Business section under "Products & Services")

	.To increase the number of franchises by direct marketing of franchises and recruiting area developers

The Company plans to raise additional funds after its registration statement is effective in order to expand its business and fully execute its Plan of Operations including the Expansion Plan. There is no assurance that the Company's registration statement will be rendered effective by the SEC, or that the Company will be successful in raising sufficient funds to execute its expansion agenda.   If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

If we are successful in raising additional funds, we plan to hire and train key individuals for positions which include global management, marketing, and administrative. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. By the first quarter of 2008, we expect to require approximately 5 employees and anticipate incurring $30,000 per month for payroll. The hiring of employees will be an ongoing process during the company’s existence. Additionally, the Company plans to utilize outside marketing and public relations firms to facilitate strategic alliances with potential franchisers and telemarketers. Depending on the availability of funds, the Company plans to spend $50,000 in advertising and marketing of its products and services during the second Phase of our operations.

Results of Operations:

Revenues:

Revenues during the six months ended  September  30, 2007 was $7,683 compared to $7,944 for the corresponding period ending September  30, 2006.   Revenues in the three month period ending  Setember 30, 2007 was $2,957 as compared to $4,312 for the corresponding three month period ending September 30, 2006.   Revenues decreased as a result of  a decrease in demand by our only client Platin, who is a related party.

Expenses:

Total operating expenses for the three months period ended  September  30, 2007 was $11,832 as compared to  $7,795 for the three month period ending September 30, 2006.  Total operating expenses for the six month period ending September 30, 2007 was $27,282 as compared with $18,227 for the six month period ending September 30, 2006.  The increase  in expenses is  due to the increase in officers compensation and rent which amounted to $14,000 for the three month period ending September 30, 2007 as compared to officers compensation amounting to $6,250 for the three month period ending September 30, 2006, an increase of $7,760 during the September  2007 period.    Additionally, the decrease in revenue and increase in expenses for the six month period  ending September 30, 2007  resulted from the fact that during this period, in the course of testing of our GMG System by Platin's clients, we found more problems than expected which resulted in down time,  while we were  fixing  bugs and changing  system logics which appeared to be unfit for the increasing demands of the customer.  This effort has slowed down our revenues  but improved our product as positive changes were made to our GMG System from feedback we received from Platin's clients.  Our post development expense during the three month period ending September  30, 2007  was $2,500 compared to $3,000 for the three month  period ending September  30, 2006.

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Development of Product	Twelve Month Period Ending 3-31-2006	Capitalized	$29,000
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development Kanaga	Six Month Period Ending September 30, 2007	Expensed	$5,500

While working with our system to serve Platin's Israeli clients, it has become clear to Platin that if the system will be available on their client's desk, in the Hebrew language, they anticipate a dramatic increase in  business activity.  . Therefore, we are developing a Hebrew version of the system which we hope will enable us to increase our revenue.

The company has not yet succeeded in increasing its revenues while overall  administrative expenses have been increasing.    The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of  November 12,  2007, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and  an accumulated net loss from inception of  ($192,783).   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of  September 30, 2007  the Company had  $7,274 in cash, compared to $ 6,571 as of September 30, 2006.

Net cash used by operating activities for the six month period ended September 30, 2007  was $95 as compared to $6,045  for the six month period ending September 30, 2006.

Net cash provided by investing activities during the six month period ending  September 30, 2007 was $0 compared to ($20, 500) for the previous six month period ended September 30, 2006.

Net cash provided by financing activities for the three month period ended  September 30, 2007 was  $0 as compared to $14,100 for  the  corresponding period ending September 30, 2006, of which $4,100 was provided by the officer pursuant the credit facility provided by Ron Kallus, the Company Chief Executive Officer and Principal shareholder to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured facility is payable May 18, 2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007,  During the period ending March 31, 2007,  Mr. Kallus advanced $12,100 compared to $4,223 in the corresponding period ending March 31, 2006 for an aggregate of $16,323 from inception.     On May 22, 2007 in a second   addendum to the Loan Agreement  was signed between Mr. Kallus and the Company waiving all interest  payments for  loan facility,  retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.   In the fiscal year ended March 31, 2006, Mr. Kallus advanced the sum of $4,233 pursuant to this credit facility.  As of March 31, 2007 Mr. Kallus advanced an additional $  12,090 for an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.  No funds have been advanced by Mr. Kallus during the six month ending September 30, 2007.

At the current level of revenues and expenses, in conjunction with the committed loan from our President, we anticipate we will have sufficient funding to operate for the next 12 months. However, we will need to raise substantial funds in order to launch a broad marketing campaign to attract clients for our product in order to become a viable business. We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent our planned development and our marketing effort which is necessary for our business to become viable.

The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. The Company anticipates raising additional funds from the possible exercise of Warrants or equity financing with private investors following effectiveness of the Registration Statement. As of the date of this Prospectus no agreements have been undertaken to obtain any funding. The Warrants are exercisable at an exercise price of $0.25 per share. The Company does not expect that warrants will be exercised if the prevailing price of the Common Stock at such time of exercise is below or at the exercise price.

Additional issuances of equity or convertible debt securities will result in dilution to the current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fully execute our Plan of Operations to expand our business, which could significantly and materially restrict our business operations. If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

If the Company fails to raise additional funds to execute its expansion plan, it is likely that the Company will not be able to operate as a viable entity and may be forced to go out of business.

Our Budget for the Next Twelve (12) Months:

We anticipate that we will have sufficient funds to operate our business for the next twelve months from available resources, plus income we are currently generating from our only client, Platin, Ltd. along with the funds provided through a credit facility we received from our officer, Mr. Ron Kallus.  Since inception, we generated an aggregate of $33, 390, of which the sum of $7,683 was generated during the six month period ending September 30, 2007.    Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.
Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

On March 1, 2006, Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured loan is payable May 18,  2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.

On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  On May 22, 2007 in a second   addendum to the Loan Agreement  was signed between Mr. Kallus and the Company waiving all interest  payments for  loan facility,  retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.  On May 22, 2007 in a second   addendum to the Loan Agreement  was signed between Mr. Kallus and the Company waiving all interest  payments for  loan facility,  retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.   In the fiscal year ended March 31, 2006, Mr. Kallus advanced the sum of $4,233 pursuant to this credit facility.  As of March 31, 2007 Mr. Kallus advanced an additional $  12,090 for an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.  No funds have been advanced by Mr. Kallus during the six month ending September 30, 2007.

The Company currently pays fixed monthly expenses of approximately $ 900 for hosting its servers, and additional $0.014 per minute for Call Termination charges which are based on one second intervals. The Call Termination charges is a variable expense that is charged to each message that we transmit on behalf of our clients. Consequently this expense reduces the income we generate against each message. We plan to spend approximately $9,000 for Software development, and we have the obligation of paying the auditors for services provided in connection with this offering. We anticipate an auditing fees in the range of $15,000. We also budgeted $5,000 for marketing expenses.

In addition to the cash available of $7,274, the Company has available an additional $33,677 from the outstanding loan facility provided by Ron Kallus, our CEO.

Schedule of Budget for the Next Twelve Months

Budget for the Next 12 Months:	Total

Hosting Servers traffic	$13,888
Software Development	$9000
Accounting	$15,000
Marketing - Mailing Lists	$5,000
Miscellaneous	$2.000
Total	$44,888

To date, the Company has paid the legal fees, registration fees, and transfer agent fees in relation to this offering.

Our CEO has agreed to provide his home office for administrative use by the Company free of charge. The office is equipped with standard office equipment including computers, scanners, copiers, and fax machine and office space. Consequently we do not incur rent expenses. Also Edgarizing of documents is being processed internally at no charge to us.

Material Commitments

All of our contracts and agreements, (See Contracts, Agreements & Relationships) have termination clauses allowing us to terminate the agreements with advance written notice. We control the pace of the development activities with Kanaga, and Brain & Power Ltd. We have the ability to curtail these activities to reduce our expenses and preserve our cash as needed.

We have an ongoing commitment to pay the costs of the offering  pursuant to this registration statement, and management believes it has the capital resources to meet administrative and accounting costs relating to this initiative.

Purchase of Significant Equipment

The Company does not plan any purchases of significant Equipment in the next 12 months.

Item 3.   Controls & Procedures:

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sale of Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the six month period  ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

Exhibit 31.1
Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form SB-2 and authorized this Registration Statement to be signed on its behalf by the undersigned, in the  State of New York.

VGTel, Inc.
/s/ /Ron Kallus
November 14, 2007

VGTel, Inc.,

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: November 14, 2007	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: November 14, 2007	By:	/s/ Ron Kallus

Title, Principal Accounting Officer