Form 10QSB
period 2007-12-31
VGTel, Inc.
filed 2008-02-11
CIK 1355451

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2007.

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Report  ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  No X  (The Registration Statement became effective on 12-04-07)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No X

As of  February 11, 2008  4,800,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements

		Balance Sheet at December 31, 2007 (Unaudited) and March 2007	2
		Statement of Cash Flows for Nine Month Ending December 31, 2007 and 2006 (Unaudited)	3
		Statement of Operations for Three and Nine Month Ending December 31, 2007 and 2006 (Unaudited)	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	10
Item	3	Financial Controls & Procedures	11

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	12
Item	2	Changes in Securities	12
Item	3	Default Upon Senior Securities	12
Item	4	Submission of Matters to a Vote of Securities Holders	12
Item	5	Other Information	12
Item	6	Exhibits And Reports on Form 8K	12

Item 1.  Financial Statements

VGTel, Inc.
(A Development Stage Company)
Balance Sheet
As at

	Unaudited
	December 31,		March 31,
	2007		2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,841		$7,179
Accounts receivable	1,470		3,504

Total Current Assets		$8,311		$10,683

FIXED AND OTHER ASSETS
Property and equipment	4,744		4,744
less: Accumulated depreciation	(4,744)		(4,744)
Net- Property and equipment	0		0
Intellectual property	29,000		29,000
less: Accumulated amortization	11,600		(7,250)
Net -Intellectual property		17,400	21,750
Deferred tax asset	0		0

Total Fixed and Other Assets		0		21,750

Total Assets		$25,711		$32,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses	23,280		14,631
Due to shareholders	16,323		16,323

Total Current Liabilities		$39,603		30,954
		39,603
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock,, $.001 par value,
Authorized 10,000,000 shares, none issued	0		0
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 4,800,000	480		480
Additional paid in capital	199,020		157,020
Accumulated other comprehensive gain (loss)	0		0
Retained Earnings (Deficit)	($213,392)		($156,021)

Total Stockholders' Equity		(13,892)		1,479

Total Liabilities and Stockholders' Equity		$25,711		$32,433

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Periods

			Accumulated
	Nine Month	Nine Month	From Inception
	April 1, 2007	April 1, 2006	July 27, 2004-
	December 31, 2007	December 31, 2006	December 31, 2007

Cash flows from operating activities
Net Income (loss)	$(57,371)	$(56,433)	$(213,392)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	42,000	38,000	113,000
Depreciation and amortization	4,350	4,350	11,600

Changes in assets and liabilities:
Accounts receivable	2,034	$2,247	(1,470)
Accrued expenses	8,649	8,120	23,280

Net cash provided ( used) in operating activities	(338)	(3,716)	(66,982)

Cash flows from investing activities
Purchase of fixed assets & intellectual properties	0	(20,500)	(29,000)
		0	0
Net cash provided (used) in investing activities	0	0	(29,000)

Cash flows from financing activities
Officers loans	0		16,323
Issuance of common stock for services rendered	0	0	10,000
Sale of units	0	0	10,000
Additional paid in capital credited for shareholder contributions	0	0	66,500

Net cash provided (used) by financing activities	0	4,100	102,823

Net increase (decrease ) in cash	(338)	384	6,841

Cash and cash equivalents, beginning of period	7,179	6,926	0

Cash and cash equivalents, end of period	6,841	$7,310	$6,841

Supplemental disclosures

Noncash investing and financing activities:
Additional paid in capital credited in exchange for Intellectual property	$0	$0	$66,500
Issuance of common stock in exchange for services rendered	$0	$10,000	$10,000
Officers Compensation and Rent credited to Additional Paid in capital	42,000	$38,000	$113,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Operations
For the Periods

					Accumulated
	Three Month Period	Three Month Period	Nine Month Period	Nine Month Period	Since Inception

	October 1, 2007	October 1, 2006	April 1, 2007	April 1, 2006	(July 27, 2004)-
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007

REVENUES	4,642	4,575	12,329	12,519	$38,036

OPERATING EXPENSES
General and administrative	9,105	2,974	23,349	10,770	125,913
Officers' compensation & rent	14,000	12,667	42,000	25,167	113,000
Depreciation and amortization	1,450	1,450	4,350	4,350	11,835

Total operating expenses	24,555	17,091	69,700	40,287	250,748

Income (loss) from operations	$(19,913)	$(12,516)	$(57,371)	$(27,768)	$(212,713)

OTHER INCOME
Investment income

Loss before income taxes	$(19,913)	$(12,516)	$(57,371)	$(27,768)	$(212,713)

Federal Income Tax

NET INCOME (LOSS)	$(19,913)	$(12,516)	$(57,371)	$(27,768)	$(212,713)

Discontinued Operations
Loss from discontinued operations	0	0			(679)
Income tax benefit	0	0			0
Net Loss from Discontinued	0	0			0
operations
NET INCOME (LOSS)	$(19,913)	$12,516	$(57,371)	$(27,768)	$(213,392)
PER COMMON SHARE-
INCOME (LOSS)	$0.00	$0.00	$0.00	$0.00

Basic and Diluted

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,800,000	4,800,000	4,800,000	4,800,000	4,800,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Ended December 31, 2007

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

The merger has been accounted for as a reverse acquisition using the purchase method of accounting. NYN International, Inc. has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, due to the following factors: (1) NYN’s stockholders received the larger share of the voting rights in the merger; (2) NYN received the majority of the members of the board of directors; and NYN’s senior management prior to the merger dominated the senior management of the combined company. As a result of the reverse acquisition, the statements of operations presented herein include the results of NYN International for the years ended March 31, 2007 and March 31, 2006 and the the six month ending Decenber 31, 2007, and include the results of Tribeka Tek for the period from date of acquisition (January 18, 2006 to March 31, 2006). Although NYN International was formed in July of 2004 there was no activity prior to April 2005, thus the results for the  fiscal periods  reflect results from inception.

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

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Ended December 31, 2007

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

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Ended December 31, 2007

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

NOTE 6 -INTELLECTUAL PROPERTY

The Company developed the intellectual properties known as Group Messaging Gateway.   As of December 31,   2007 total costs associated  with the development of the GMG System was amounted $98,500 as compared to $66,500 in the prior period ended December 31,   2006.   It has been determined that of this amount $29,000 had been incurred after technological feasibility has been reached. All costs prior to technological feasibility have been expensed.   All post development costs have been expensed in the periods incurred. The asset valued at $29,000 is being amortized over a sixty-month period.

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

NOTE 8-DUE TO SHAREHOLDERS

Various funds had been advanced by the CEO, Mr. Ron Kallus  to the company.   On March 1, 2006, Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured loan is payable May 18,  2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  On May 22, 2007 in a second   addendum to the Loan Agreement  was signed between Mr. Kallus and the Company waiving all interest  payments for  loan facility,  retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.   In the fiscal year ended March 31, 2006, Mr. Kallus advanced the sum of $4,233 pursuant to this credit facility.  As of March 31, 2007 Mr. Kallus advanced an additional $  12,090 for an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.  No funds have been advanced by Mr. Kallus during the nine  month ending December 31,  2007.   On December 18, 2007 Mr. Kallus executed a third addendum to the loan facility extending the loan due date to December 31, 2008.

NOTE 9-OFFICERS ' COMPENSATION

The Officer has taken no actual compensation since inception. For financial statement purposes  the Statement of Operations -officers compensation has been charged for $50,000 and $15,000 for the years ended March 31, 2007 and 2006 respectively.    During the nine  month period ended December 31,  2007 an  additional $37,500 for Officer's compensation been charged.   Additional Paid in Capital has been credited for the corresponding amounts.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Ended December 31, 2007

NOTE 10-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $4,500 for the nine  month period ended December 31,  2007.   Additional paid in capital has been credited for the corresponding amount.

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
On December 18, 2007 Mr. Kallus executed a third addendum to the loan facility extending the loan due date to December 31, 2008.

 In the fiscal year ended March 31, 2006, Mr. Kallus advanced the sum of $4,233 pursuant to this credit facility.  As of March 31, 2007 Mr. Kallus advanced an additional $ 12,090 for an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.  No funds have been advanced by Mr. Kallus during the nine  month ending December 31,  2007.

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

 No shares were issued during the nine  month period ended December 31, 2007.

Additional paid in capital has been credited $37,500  for officer's compensation and $4,500 rent during the six month period ended December 31,  2007.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Nine Month Ended December 31, 2007

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

The following table  itemizes  the change on the various financial statements.

	BALANCE SHEET

	March 31, 2006	March 31, 2006

	PREVIOUSLY REPORTED	AS RESTATED

Total Assets	$75,497	$41,297
Total Liabilities	6,223	6,223
Capital Stock	440	440
Additional Paid in Capital	89,560	91,060
Retained Deficit	(20,726)	(56,426)

	STATEMENT OF OPERATIONS
			Accumulated from	Accumulated from
			Inception	Inception
	For The Year Ended	For The Year Ended	July 27, 2004-	July 27, 2004-
	March 31, 2006	March 31, 2006	March 31, 2006	March 31, 2006

	PREVIOUSLY REPORTED	AS RESTATED	PREVIOUSLY REPORTED	AS RESTATED

Revenues	$7,161	$6,321	$7,161	$6,321

G and E Expenses	9,402	Po45,383	9,402	45,383
Officers Compensation	15,000	15,000	15,000	15,000
Depreciation & Amortization	3,485	1,685	3,485	1,685

totals expenses	27,887	62,068	27,887	62,068

Net Loss from continuing Operations	(20,726)	(55,747)	(20,726)	(55,747)

Loss from Continuing Operations	$0	$(679)	$0	$(679)
Net Loss	$(20,726)	$(56,426)	$(20,726)	$(56,426)

Net Loss	$0.02	$0.05

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $38,036, of which the sum of $12,519 was generated during the six month period ending December 31, 2007.    Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Ongoing Development of our GMG Systems.

During the next twelve months, our development activities with Kanaga include adding features, fixing problems and integrating new customer driven ideas. Each new feature is being integrated into the commercial operating environment and gets tested immediately under real commercial conditions. Additionally, during this period Kanaga will continue the ongoing development of the GMG Alert System and the GMG Notification application for K-12 Educational Sector.   During the next 12 months we anticipate our further development costs will be $9,000. We believe we will continue working with Kanaga during 2008 to support our planned pipeline of products and services.

 The Company plans to raise additional funds in order to expand its business and fully execute its Plan of Operations.  There is no assurance that the Company will be successful in raising sufficient funds to execute its expansion agenda.   If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

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

Results of Operations:

Revenues:

Revenues during the nine months ended December 31, 2007 was $12,329 compared to $12,519 for the corresponding period ending December 31, 2006.   Revenues in the three month period ending December 31, 2007 was $4,642 as compared to $4,575 for the corresponding three month period ending December 31, 2006.

Expenses:

Total operating expenses for the three months period ended December 31, 2007 was $24,555 as compared to $12,091 for the three month period ending December 31, 2006.  Total operating expenses for the nine month period ending December 31, 2007 was $69,700 as compared with $40,287 for the nine month period ending December 31, 2006.  The increase in expenses is due partially to the increase in officer's compensation and rent during the three and nine month period ending December 31, 2007.     Additionally, increase in expenses for the nine month period ending December 31, 2007 resulted from the fact that during this period, in the course of testing of our GMG System by Platin's clients, we found more problems than expected which resulted in down time, while we were fixing bugs and changing system logics which appeared to be unfit for the increasing demands of the customer.  This effort has slowed down our revenues but improved our product as positive changes were made to our GMG System from feedback we received from Platin's clients.  Our post development expense during the three month period ending December 31, 2007 was $3,000 compared to $0 for the three month period ending December   31, 2006.

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Development of Product	Twelve Month Period Ending 3-31-2006	Capitalized	$29,000
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development Kanaga	Nine Month Period Ending December 31 ,2007	Expensed	$8,500

While working with our system to serve Platin's Israeli clients, it has become clear to Platin that if the system will be available on their client's desk, in the Hebrew language, they anticipate a dramatic increase in business activity.   Therefore, we are developing a Hebrew version of the system which we hope will enable us to increase our revenue.

The company has not yet succeeded in increasing its revenues while overall administrative expenses have been increasing.    The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of February 11, 2008, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and an accumulated net loss from inception of ($213,392).   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of December 31, 2007 the Company had $6,841 in cash, compared to $ 7,310 as of December 31, 2006.

Net cash used by operating activities for the nine month period ended December 31, 2007 was ($338)  as compared to $($3,716)   for the nine month period ending December 31, 2006.

Net cash provided by investing activities during the nine month period ending  December 31, 2007 was $0 compared to ($20, 500) for the previous nine month period ended December 31, 2006.

Net cash provided by financing activities for the three month period ended  December 31, 2007 was  $0 as compared to $4,100 for  the  corresponding period ending December 31, 2006,  which  consisted of a draw down pursuant to a credit facility loan by Ron Kallus, the Company Chief Executive Officer and Principal shareholder.  The original loan was for a maximum of $20,000.     On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.      On May 22, 2007 in a second   addendum to the Loan Agreement was signed between Mr. Kallus and the Company waiving all interest payments for loan facility, retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.    As of  December 31, 2007 Mr. Kallus an aggregate of $16,323 has been advanced against the loan facility.   No funds have been advanced by Mr. Kallus during the nine month ending December 31, 2007.  On December 18, 2007 Mr. Kallus executed a third addendum to the loan facility extending the loan due date to December 31, 2008.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the nine  month period  ending December 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

Exhibit 10.1   Addendum to Officer's Loan Facility
Exhibit 31.1   Sarbanes Oxley Certification
Exhibit 32.1   Sarbanes Oxley Certification

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form SB-2 and authorized this Registration Statement to be signed on its behalf by the undersigned, in the  State of New York.

VGTel, Inc.
/s/ /Ron Kallus
February  11,   2008

VGTel, Inc.

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: February 11, 2008	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: February 11, 2008	By:	/s/ Ron Kallus

Title, Principal Accounting Officer