Form 10QSB/A
period 2007-12-31
VGTel, Inc.
filed 2008-04-25
CIK 1355451

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  No X  (The Registration Statement became effective on 12-04-07)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes X     No

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

Explanatory Note:

The 10QSB/A  report for the period ending December 31, 2007 is being amended to disclose that the Company is defined as a "Shell Company".

In accordance with Rule 405 of the Securities Act of 1933 As of the date hereof, we are deemed to be and can be defined as a "shell" company, a registrant, other than an asset backed-issuer, that has no or nominal operations, and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.   Consequently, the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

VGTel, Inc.
/s/ /Ron Kallus
April 25, 2008

VGTel, Inc.

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: April 25, 2008	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: April 25, 2008	By:	/s/ Ron Kallus

Title, Principal Accounting Officer