Form 10KSB
period 2008-03-31
VGTel, Inc.
filed 2008-06-26
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) F THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-52983

(Name of small business issuer as specified in its charter)

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

Ron Kallus, CEO
2 Ingrid Road
Setauket, NY 11733-2218
Tel: 631-458-1120

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Shares par value  $.0001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Transitional Small Business Disclosure Format (Check One): Yes [ ] No: [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No

Issuer’s revenues for the fiscal year ended March 31, 2008 was $15,840.

As of June 25, 2008  the number of shares outstanding of the company's $.0001 par value common stock was 6,434,000.  Aggregate market value of the voting stock held by non-affiliates of VGTel, Inc. was approximately $20,000. The estimate is based on the offering price of $0.025 per share and 800,000 shares held by non-affiliates.

Form 10-KSB Index

PART I

Item 1: Description of Business

We are a development stage company currently testing a newly developed telemarketing campaign product called Global Messaging Gateway (GMG). This product is designed to enable a single User of the System to set up a telemarketing campaign to distribute messages to bulk lists of recipients in the medium of text, voice, Fax or multimedia. Messages can be delivered from one control center (one location) to thousands of clients anywhere in the world simultaneously using the internet instead of traditional telephone equipment.

The GMG system is a cost effective alternative to the current traditional telemarketing campaign products that distinguishes itself in several ways, including, fixed equipment costs, per message usage costs, and personnel costs to drive the campaign. The current traditional telemarketing tools functions on actual special call-center equipment, with human agents behind each call, which sets the cost per call to a significantly higher level than the cost associated with the same call using the GMG product. The GMG product utilizes the internet instead of physical phone lines and several concurrent campaigns can be administered by a single user.

In order to send the Voice messages to the destinations over the internet, we use the Voice Over Internet Protocol (VOIP) technology, which allows us to stream the voice message on the internet, in a similar way it is done over the regular phone line. The main difference is that the voice is being converted from analog signal to digital, and compressed in order to use as little space as possible on the internet. We don’t provide VOIP services; we are using VOIP technology to transmit the voice messages on the internet network.

The GMG System's cost structure allows a User to initiate and control such a campaign from the Company's website at www.vgtel.com in which we charge the customer only for completed calls at a very attractive rate. As an example, we plan to charge for a US domestic call $0.03 this charge includes the dialing and delivering the message. We do not charge for line or equipment charges.

The actual dialing servers are located in different parts of the country, allowing off-loading the physical phone infrastructure preventing possible congestion, or power interruption which can interfere with any running telemarketing campaign.

The chart below illustrates the cost comparisons between (1) Call Centers using traditional telemarketing equipment based on report published by Beagle Research Group, LLC March 2006 (2) Call Centers using first generation VOIP products, based on report published in Business Communications Review November 2006. and (3) Our GMG product. See footnotes below:

	500 lines system	Traditional Call Center[1]	Existing VOIP Telemarketing Tools Cisco Enterprise[2]	GMG (5) System
Equipment	Call Center System, Client License	$1500 per Agent $750,000	$865 per Agent $432,500	None
Base Contact Center	One time cost for CRM licensing for concurrent operation	$600 per Line $300,000	$1,100 per Line $550,000	None
Monthly Fixed Costs	Leased from Service providers	$500 per T1 $10,000	$100 per Mb $1,700	None
Calls	Charge per Min.	$0.05	$0.05	$0.03

1Zachary A. Barnes, Bowie State University Maryland In Europe May 2005 in article entitled: Is Implemetation Of Voice Over Internet Protocol (Voip) More Economical For Businesses With Large Call Centers. Verizon Cost of each line is $26.00. Toll free number is $5.00. According to www.vonage.com for small businesses the following is a break down of monthly recurring costs. First line is $49.99. Each additional line is $44.99. Toll free number is $5.00.

2 Small Footprint, Big Results, The advantages of on-demand call centers — things your on-premise call center supplier never told you, and probably won’t, Published by Beagle Research Group, LLC March 2006, Table 6 Page 11 “200 user premises based call center cost breakdown”

3 IP Contact Centers Go Beyond The Basics: Published in Business Communications Review November 2006. Article authored by Michael B. Hommer, Robert Smithers. Table 2 Page 6 "Pricing of key components".

4 Zachary A. Barnes Bowie State University Maryland In Europe May 2005 in article entitled Is Implemetation Of Voice Over Internet Protocol (Voip) More Economical For Businesses With Large Call Centers? Barnes states VoIP service can save a significant amount of money by reducing infrastructure and monthly maintenance expenses as well as providing telephone service at significantly lower rates. From the data analyzed a company could save 76.2% on their outbound calling expenses by using VoIP technology.

5 The only charge that we plan to charge direct users of our system is $0.03 per successful US domestic call which includes placing the call and delivering the message. No additional fees will be charged. Since Platin, our only customer presently, is currently testing our system for their clients and providing us with helpful feedback to improve our system, we have agreed to a special arrangement during the testing and feedback phase in which we charge Platin a monthly per line cost of $3.0 plus a usage fee of $0.012 per min for each successful call delivered.

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. The Company launched its website in January 2006 at its domain location, www.vgtel.com and currently has one client who is using the GMG system for telemarketing campaigns. We have not recognized any significant revenues from this product to date and we are negotiating additional contracts for our services with other clients.

Our Products and Services:

PHASE I

During the next 12 months, which constitutes the first phase of our operation, we plan to focus on three applications of the GMG system:

(1)	GMG Commercial Telemarketing Services,
(2)	GMG Alert Notification System

(3)	GMG Global Franchise Partners

GMG Commercial Telemarketing Services:

Our website was established in January 2006 at our domain location, www.vgtel.com and is currently operational and capable of serving a few selected clients while the Company's GMG system is being tested. Since Feb. 2006 we have been providing commercial telemarketing services for one client who is the only current User of our system.   In June 2008 our website was upgraded to allow Multilanguage support, currently it support English and Hebrew, while Russian will be the next language to be supported.    During this testing phase, our development team  continue to add features, fix problems and integrate new customer driven ideas. Each new feature is being integrated into the commercial operating environment and gets tested immediately under real commercial conditions.

Our only current customer is Platin Ltd. located in Israel. Platin is a Public Relations (PR) company which handles many clients, from various market segments mostly located in the State of Israel. Their largest clients that make use of our telemarketing services are supermarkets, Credit cards providers, Non-Profit Charity organizations, and Pets’ food suppliers. We provide our services to Platin, and although the campaigns are being conducted for Platin's clients, we only have a direct relationship with Platin who subcontracts our services for use by their clients. We do not have any relationship with their clients who are using our system. Therefore Platin is our only client to date and Platin and their clients are located in the State of Israel. Consequently, we are currently only doing business in Israel.

Platin Ltd., is a related party. Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

The telemarketing activity generated from Platin's clients is administered by Platin on behalf of their clientele, consisting of providers of products and services and is used for the purpose of announcing, exposing, alerting and informing prospective consumers to their products and services including discounts, sales, promotions and special deals. Platin is also using our GMG system on behalf of their political clients to conduct campaigns for political candidates in the State of Israel.

We currently depend on Platin, Israel for our total revenues.   We believe they will remain our only client until the GMG product is further developed and refined and ready to serve many clients.   We started negotiating with other companies in Kazakhstan, Turkey and Romania anticipating  these new clients to start producing revenue for us during the next qtr.
.GMG Alert Notification Services.

We identified four possible types of alert notification areas that our GMG system will be capable of accommodating:

a.	Weather: The service can be used by counties and other local organizations to alert residents on evacuation requirement and traffic directions.

b.	Terror: This service can be used by Homeland security and similar organizations to address residents in specific areas to stay away from a suspected terror threat.

c.	Industrial: Any large processing plant (Chemical, Nuclear, and Refinery) can use the service to alert residents around the plant of any event which might cause harm to their life or property.

d.
Schools: Currently schools are using traditional alert systems to notify parents or students of changes in school schedules during severe weather or other school agendas. These services can be accommodated by our GMG system at significant reductions in cost and time.

In parallel with the on going testing and development effort for our GMG telemarketing campaign product, which is currently being used by Platin, we recently undertook the initiative to begin developing a special GMG notification application for the K-12 Educational sector.  This development required more effort and was put aside until additional funding will be available to take this product into the next step

GMG Global Franchise Partners:

We plan to establish global partners to operate franchises of our GMG system. The global target market consists of many countries each has its own regulations and local methods of operating their businesses. Our goal is to establish 4 franchises within 18 months, and thereafter slowly build additional franchises. Using our personal and commercial network we have identified and contacted specific entities in the following countries:   Kazakhstan, Turkey, Romania , Israel, and Russia.   Each one of them expressed an interest in using the GMG system for their clients. All of these are small to medium companies which currently use traditional PSTN which stands for Public Switched Telephone Network. It is the same thing as POTS (Plain Old Telephone System) and is simply the worldwide telephone network referring to the old phone system which uses analog data. In contrast, VoIP uses digital data. Due to competition, most of them cannot raise the price for the services, and looking to lower the cost to stay in business. The GMG system provides this opportunity with no upfront investment.

The Company plans to have the domestic market handled directly through its own office, while each of the foreign operations will be run by a local franchiser under its general framework.

Although we are in discussions with certain entities regarding our franchise opportunity, to date we have not entered into any franchising contracts with any of these entities. Nor have we decided on the terms of each contract which will be determined in accordance with the demand of our GMG system.   We expect that it will take one year for each franchise to get itself established.

Phase II

VGTel’s Products & Services:

Depending on our ability to raise additional funds, we anticipate our Phase II of our Products and Services will be implemented in 2008-2009.

Having built the VOIP based server, and the application builder tool, the Company will offer a variety of additional services such as:

1. Tele-Shir

The service enables customers to select a greetings occasion, and choose, from a list of played tunes, the one he would like to be sent. Then the system allows the customer to record his own greetings, set time+date and a phone number to dial. All the information is stored in a data base, and retrieved on time to be routed to the desired destination.The system support tunes for the following occasions:

•	Greeting to a loved one (Male or Female)

• General Salutations Get well
• Holiday greetings
• Birthday
• Wedding
• Popular Songs
• Patriotic Songs

2. Dating Service

This is a platform for single people to find a matching date. Each subscriber will receive a mailbox in which he describes himself, indicating his preferences, and get permission to listen to other mail-boxes according to his specific interest. Once he finds an interesting match, he can contact this person directly to schedule a date.  There are many options for subscribing to the service, and all rendered services are prepaid using credit cards.

3.   Fund Raising

This is a complete telemarketing support tool, to help candidates who are running for any elective position, to gather public awareness and support for their candidacy.

4. Voice Mail Greetings

The system presents the user with a large selection of greetings, in many categories, following the user selection, the system will download the selected greeting into the user voice-mail, thus each caller who will be forwarded to the user voice-mail will hear this greeting.

5. Evangelist

Allow many followers to listen to a preacher of their choice. The system stores a daily preaching from various preachers, and each user can listen to his preferred preacher. The same service can be provided for any group of people who like to listen to their leaders.

6. Medical advice

This service provides professional medical advice by the best known physicians, for many common medical conditions, and offers special option for new questions to be added, when a specific condition cannot be found.

7. Short Dial

Allows service oriented companies to have a short 4-6 digit access number which can be used by their customer to reach their main customer support center with a quick easy to remember number.

The Market for our Products & Services:

Our target market consists of businesses, non-profit organizations, and political organizations which employ call centers, including telemarketing firms, and any person or entity who seeks to reach out to sizable audiences, quickly, efficiently utilizing the most cost effective approach via voice or fax.

The VGTel system is configured to achieve global coverage using the internet as its core infrastructure facility which is easy to reach from almost any place, and free from most regulatory agencies that regulate the use of the standard telephone facilities. The primary products sold by VGTel consist of the capability to disseminate Voice, Text, Fax, Multimedia, messages to a vast number of clients simultaneously at a fraction of the cost of traditional mass marketing campaigns.

In today’s information driven society, where most people don’t have to be at home or in their office to be reached, and have less and less time to devote for any one interesting issue, the short, direct to the point marketing message, will be the best way to attract the attention of any potential global customer. The immediate and direct way to convey commercial information to the end user via telecommunications means dramatically increases the use of telemarketing as the main tool to raise the awareness and promoting products and services.

This is a significant market which will dramatically grow when the Chinese and Indian economies start targeting their domestic market with middle class consumer products.

The growing numbers of communities which are threatened by natural or man-made disasters, along with the availability of more sophisticated early warning sensors, create a significant demand for a method to convey warnings and alert notices to the affected neighborhoods in a timely manner in order to enable an orderly, and safe evacuation.

Many Governments, States, Counties, Cities, and commercial plants spend millions of dollars to maintain early-warning calling systems to support their constituencies. The VGTel system provides an efficient and cost effective alternative over new and existing systems in which a substantial portion of the costs associated with maintaining the system capabilities is currently being spent on leasing/renting phone lines from the local telecom providers.

Additional market segments which we plan to target, are businesses or organizations having a need to provide information to their respective group members as follows:

Business Non-Profit Education

Business	Non-Profit	Education
Corporate	Church	Camps
Utilities	Clubs	Scouts
Temp Help	Synagogues	Universities
Retail	Home Owner's Assoc.	Schools
Service Providers	Neighborhood	Day-Care
Hospitals	Political-Elections

2. Distribution Methods of the Products or Services.

Our only current customer is Platin Ltd. located in Israel. Platin is a Public Relations (PR) company which handles many clients, from various market segments mostly located in the State of Israel. Their largest clients that make use of our telemarketing services are supermarkets, Credit cards providers, Non-Profit Charity organizations, and Pets’ food suppliers. The telemarketing activity generated from Platin's clients is administered by Platin on behalf of their clientele, consisting of providers of products and services and is used for the purpose of announcing, exposing, alerting and informing prospective consumers to their products and services including discounts, sales, promotions and special deals. Platin is also using our GMG system on behalf of their political clients to conduct campaigns for political candidates in the State of Israel. We provide our services to Platin, and although the campaigns are being conducted for Platin's clients, we only have a direct relationship with Platin who subcontracts our services for use by their clients. We do not have any relationship with their clients who are using our system. Therefore Platin is our only client to date. In February 2006, Platin engaged our services for the upcoming election in Israel which was scheduled for Mar.28.2006. Platin has been using our System for both political campaigns and for commercial telemarketing services they provide to a variety of their clients every since.

We currently depend on Platin, Israel for our total revenues. We believe they will remain our only client until the GMG product is further developed and refined and ready to serve many clients. We anticipate that we will reach this stage in August 2008, when we will slowly start adding a few additional customers. We believe that by December 2008 our product will be well enough refined and developed with many additional features and capabilities and will be ready to serve unlimited number of customers requiring telemarketing services.

Platin Ltd., is a related party. Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Our objective is to develop multiple markets for our products and services. We plan to implement a marketing plan to enable us to attract Users to our GMG System.

Our Marketing Plan:

Our target market consists of supermarkets, discount chains, vendors of services, real estate brokers, political candidates, organizations, social planners, schools, municipalities, and other providers of alerts, messages, telemarketing, warnings, etc.

We plan to compile lists of targets consisting of:

·	Political parties for national, and local offices of government

·	Schools Charity

·	collecting organizations

·	Providers of products such as supermarkets, chain stores,

·	Public Relations Companies on behalf of their clients Companies currently using telemarketing campaign products.

·	Companies currently providing telemarketing campaign products.

Beginning in December 2008, we plan to announce our services using our GMG system to the aforementioned targets in the US, Canada and Israel. We plan to target customers that will use our system to support their already established clients who will provide us with a quicker market penetration. Additionally we plan to target direct users of our system to use the system for their own purposes.

In General, we plan to charge a lower rate for our services to wholesale providers who will use our system for their clients. We plan to charge a higher rate for direct clients who are direct users of our system. As of this date, we have not yet determined the actual fee structure that we will charge, as we believe it will determined in accordance with the market and what our clients will be willing to pay.

In February 2008 we started negotiating  contracts with principals of the few franchised locations as detailed above under the sub-heading "Global Franchise Partners", which represent different market opportunities, providing the best learning ground for future expansion of the business.

3. Status of any publicly announced new Product or Service.

No new product has recently been publicly announced.

4. Competition: business conditions, competitors, and methods of competition.

Management is not aware of any other internet based call-center with similar technology. We believe the uniqueness of this service positions VGTel to an excellent starting point in becoming a leading global service provider of a powerful Web-based marketing tool. We anticipate that the cost effectiveness, ease of use, coupled with unlimited capacity will make GMG a popular tool within a short period of time.

We have applied for a provisional patent on the core software engine which runs the business process of the VGTel System and platform, and plan to embark on a PR offensive to establish our name in the minds of entities operating in our target industry. We anticipate that being first to present this concept will give us an advantage over competitors who have not yet begun to exploit this market. We do anticipate that we will nonetheless face extensive competition from a variety of internet providers and from traditional telemarketing organizations as well. In addition, nearly all established firms that choose to compete with us will have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we will have. New technologies and the continued enhancement of existing technologies may also increase competitive pressures upon us.

5. Sources and Availability of raw materials and the names of principal suppliers.

The Company does not use raw materials in its products and services.

The Company has entered into various relationships with third party vendors. (See Management Discussion & Analysis, under the sub heading Contracts, Agreements and Relationships).

6. Dependence on one or a few customers.

Our only current customer is Platin Ltd. located in Israel. Platin is a Public Relations (PR) company which handles many clients, from various market segments mostly located in the State of Israel. Their largest clients that make use of our telemarketing services are supermarkets, Credit cards providers, Non-Profit Charity organizations, and Pets’ food suppliers. The telemarketing activity generated from Platin's clients is administered by Platin on behalf of their clientele, consisting of providers of products and services and is used for the purpose of announcing, exposing, alerting and informing prospective consumers to their products and services including discounts, sales, promotions and special deals. Platin is also using our GMG system on behalf of their political clients to conduct campaigns for political candidates in the State of Israel. We provide our services to Platin, and although the campaigns are being conducted for Platin's clients, we only have a direct relationship with Platin who subcontracts our services for use by their clients. We do not have any relationship with their clients who are using our system. Therefore Platin is our only client to date. On January 15, 2006, Platin engaged our services for the upcoming election in Israel which was scheduled for March 28, 2006. Platin has been using our System for both political campaigns and for commercial telemarketing services they provide to a variety of their clients every since.

We currently depend on Platin, Israel for our total revenues. We believe they will remain our only client until the GMG product is further developed and refined and ready to serve many clients. We anticipate that we will reach this stage in August 2008, when we will slowly start adding a few additional customers. We believe that by December 2008 our product will be well enough refined and developed with many additional features and capabilities and will be ready to serve unlimited number of customers requiring telemarketing services.

Platin Ltd., is a related party. Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

The Company budgeted $5,000 for marketing in the next 12 months which will be used primarily to purchase mailing list of entities in various industries which the Company plans to target. The Company plans to use its GMG System to broadcast to selected target lists information about our services in hope of attracting users to the GMG System.

The Company objective is to have a diversified clientele in many sectors across a broad range of industries and in various geographical locations. We will need to raise substantial funds to enable us to aggressively market our product through public relations firms and massive advertising. There is no assurance we will be successful in raising additional funds.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts, including their duration.

The Company has applied for a Provisional Patent on its core technology process.

Provisional Patent preserves the rights to apply for a regular patent within 12 months, while recognizing the application’s date to the date in which the provisional patent application was submitted. Thus, we will get a priority on any one who will apply for a similar patent during this year. Failure to file for the full patent protection within the one year period terminates the priority rights acquired through the provisional patent application. The cost of applying for a full patent is approximately $3,500. Filing for a full patent does not insure that a patent will be granted.  The Company has not filed for a full patent, consequently the provisional patent has expired.   The Company plans to file for a full patent when it is successful in raising additional funds.

8. The need for government approval of principal products or services.

Our business is subject, to privacy laws and regulations enacted in the United States and other jurisdictions around the world that govern the collection and use of personal data of our customers and our ability to contact our customers and prospective customers, including through telephone or facsimile. We are subject to U.S. federal privacy regulation, including the federal Telemarketing Sales Rule with its “do not call” and “do not fax” provisions, and state privacy regulations. Many states have laws and regulations regarding telemarketing laws, telephone solicitation laws, including “do not call” and “do not fax” regulations. Our Service Agreements with our clients require our clients to comply with all relevant privacy and telemarketing sales rules and further require they indemnify us against any regulatory actions caused by their breach of these laws. Additionally we require for our clients using our GMG product for telemarketing campaigns to provide us the recipient list for pre-screening to identify prospective recipients whose name appear on the "do not call" and "do not fax" list which we automatically delete. Violations of certain provisions of these laws by our clients will also limit our ability to accept certain clients for our services. Additionally, the United States and other jurisdictions are in the process of considering passing additional laws and regulations to protect the privacy of customers and prospective customers. In light of these and any future laws and regulations, there can be no assurance that we will be able to continue to market our services efficiently.

9. Technology:

We use commercially available software, as well as our own developed proprietary software. Our systems combine our proprietary technologies and commercially available, licensed technologies. Our current strategy is to license commercially available technology to augment internally developed solutions. Our Internet content delivery will be provided by a variety of servers.

10. Employees:

The business of VGTel, Inc. will be managed by Mr. Kallus, our CEO. Our future success depends in large part upon our ability to attract and retain highly qualified employees. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our senior management or other key employees or that we will be able to attract and retain additional qualified personnel in the future.

Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our Company and its business before purchasing shares of our Common Stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our Company. You could lose all or part of your investment due to any of these risks. You should therefore not invest in our securities unless you are prepared to lose your entire investment.

RISKS RELATED TO OUR BUSINESS

1. WE HAVE A LIMITED OPERATING HISTORY ON WHICH YOU CAN BASE YOUR EVALUATION OF OUR PEFORMANCE. WE ARE CURRENTLY TESTING OUR ONLY PRODUCT WITH ONE COMMERCIAL CLIENT WHO IS USING OUR SYSTEM ON A MINIMAL BASIS GENERATING MINIMAL REVENUES. THERE IS NO SUFFICIENT VOLUME OF MESSAGES BEING PROCESSED TO DETERMINE THE FULL FUCTIONALITY OF THE SYSTEM. WE CURRENTLY HAVE NO CONTRACTS FOR OUR SERVICES. IT IS HIGHLY LIKELY THAT OUR GMG SYSTEM MAY FAIL TO BE A VIABLE SOLUTION TO TRADITIONAL TELEMARKETING PRODUCTS AND MAY FAIL TO ATTRACT CUSTOMERS, IN WHICH CASE OUR BUSINESS WILL FAIL.

We are a development stage company with minimal operating history. On January 18, 2006 the Company purchased a newly developed telemarketing campaign product called "Group Messaging Gateway" (GMG) which the Company is currently testing with one commercial client who is using our system minimally. This client is Platin Ltd., and is a related party. Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. There is insufficient volume of messages currently being processed to enable us to determine the systems functionability with a normal commercial load. The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We have not yet recognized any significant revenues from this product. We have not entered into any contracts for our services with clients. As a result, the product has not yet undergone rigorous testing by many clients. There is no assurance that the GMG product will become a viable alternative to replace the traditional telemarketing campaign products.

Furthermore, the product is new to the market and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a very limited operating history of marketing our services to the public over the Internet, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

If we do not effectively manage these risks, we will go out of business. To address these risks, we must, among other things:

·	Increase the number of messages being tested by expanding the messages of our only customer Platin, or by attracting additional customers willing to test our system with their clients.

·	Continue to develop the GMG in accordance to feedback we receive from testing customer.

·	Provide superior customer service;

·	Maintaining competitive pricing

·	Continue to develop the products in accordance to our customers needs.

Develop a clientele for our products

There are many challenges we will face in addressing these risks which highlights the high degree or risk for investors who purchase our securities in this offering. If our GMG product does not gain market acceptance by many clients, or overall we are unsuccessful in implementing our business, or in becoming profitable, our business will fail and you will lose your investment.

2. OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILIITY TO CONTINUE AS A GOING CONCERN.

Following review of our financial statements, our auditors have determined that we do not have sufficient working capital necessary to be successful and to grow our business. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. According to our auditors, continuation of our Company as a going concern is dependent upon raising funds and generating ongoing revenues from our operations. If we a fail to accomplish both, we will most likely fail and you will lose your investment. We will require a minimum of $35,000 for the next twelve  months. At the current level of revenues and expenses, in conjunction with the committed loan from our President we anticipate we will have sufficient funding to operate for the next six months. However, we will need to raise substantial funds in order to launch a broad marketing campaign to attract clients for our product in order to become a viable business. We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. If we fail to raise additional funds, if we fail as a business, and you would lose your investment.

3. WE NEED SUBSTANTIAL FINANCING TO EXECUTE OUR BUSINESS PLAN, AND THERE IS NO ASSURANCE FINANCING WILL BE AVAILABLE. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS WHICH MAY CAUSE US TO GO OUT OF BUSINESS.

We need substantial additional capital to expand our marketing and sales efforts. Our current level of income and expenses along with a loan commitment from our CEO are expected to fund operations for the next six months. However we will need to raise substantial funds to further develop and market our product to potential clients which is essential for us to become a viable business. We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent our planned development and expansion, which could result in less revenue and less cash to fund operations. If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

4. WE HAVE NOT DEVELOPED ANY EFFECTIVE DISTRIBUTION CHANNELS FOR OUR SERVICES WHICH ARE NECESSARY TO SELL OUR SERVICES AND GENERATE REVENUES. IF WE DO NOT ATTRACT SUFFICIENT CLIENTS FOR OUR PRODUCT WE WILL NOT HAVE SUFFICIENT REVENUES TO SUCCEED WHICH MAY CAUSE US TO GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

We currently plan to market our services through personal contacts. In most instances, we plan to utilize performance demonstrations as part of our sales process. In addition, our future marketing plans include:

·	Establishing service brand recognition through customers with extensive use of the Internet.

·	Active participation in industry trade shows.

·	Extensive public relations efforts directed at target market trade press.

Our success will depend, in part, upon our marketing efforts to effectively establish distribution channels and we may not have the resources or ability to sustain these efforts or generate any meaningful sales. If we do not generate sales sufficient to cover our expenses and generate a profit, you may lose your investment.

5. WE DEPEND ON THIRD PARTIES FOR MANY FUNCTIONS. IF THE SERVICES OF THOSE THIRD PARTIES BECOME UNAVAILABLE TO US, AND WE ARE UNABLE TO REACH SUITABLE ALTERNATIVE ARRANGEMENTS ON A TIMELY BASIS, WE MAY LOSE CUSTOMERS AS A RESULT OF THE LAPSE IN OUR SERVICES CAUSED BY THE DELAY IN REACHING A CONTRACT WITH ALTERNATE PROVIDERS.

Our business is materially dependent on third parties supporting the following operational points: (See also section on "Business" under the subheading" (Our Current Infrastructure and Setup").

1.	Internet Service: Our servers are hosted by Internet Service Providers (ISP). We currently use two such providers:
GoDaddy (California) and ESP (Israel)

2.	Interconnect - To carry the messages from the internet into the local telecommunications network, onto which the end client is connected.

The number of companies providing the above mentioned services is growing, and we anticipate that alternative vendors to provide these services will be easily obtainable. We cannot provide any assurances that the third parties will perform their contractual obligations adequately. Furthermore, if any of our current relationships are terminated suddenly and we are unable to reach suitable alternative arrangements on a timely basis, we may lose customers as a result of the lapse in our services caused by the delay in reaching a contract with alternate providers.

6. THE COMPANY PLANS TO MARKET ITS PRODUCTS THROUGH THE VGTEL TRADEMARK NAME FOR WHICH THE COMPANY HAS APPLIED FOR TRADEMARK PROTECTION. ANY COMPETING PRODUCTS MARKETED UNDER A SIMIILAR NAME BY OUR COMPETITORS MAY RESULT IN COMPROMISING OUR PROTECTED NAME WHICH MAY HAMPER OUR MARKETING EFFORTS AND CAUSE US TO LOSE CUSTOMERS.

To the best of our knowledge the name VGTel is not being used by any commercial entity in the US. We have conducted an extensive search over the internet, and registered the name with the US Commissioner for Trademarks as our Service Mark. However, in the event our trademark name or a name similar to our trademark name is used by competitors it will confuse our current and potential customers who wish to obtain our services and end-up getting different service from another company. One of our marketing schemes is to develop an international network of franchise partners using our trademark, and any use of the name by another service provider will disrupt our marketing campaign which will result in our losing customers. Furthermore, there is no assurance that we will be able to successfully defend our service mark if contested or infringed upon. If this occurred, it could devastate our marketing efforts and cause us to lose customers.

7. THE COMMUNICATIONS SERVICES INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY WHICH MAY CAUSE US TO GO OUT OF BUSINESS AND FOR YOU TO LOSE YOUR INVESTMENT.

The communications industry, including Internet and data services, is highly competitive, rapidly evolving, and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors are likely to join existing competitors in the communications industry, including the market for Voice over Internet Protocol (VOIP), Internet and data services. Many of our current and future competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services, our business initiatives could be materially and adversely affected resulting in our business failing in which case you may lose your investment.

8. FAILURE FOR OUR COMPANY TO PERFORM FOR OUR CLIENTS MAY RESULT IN REDUCED REVENUES OR CLAIMS FOR DAMAGES WHICH MAY CAUSE US TO LOSE CLIENTS AND MAY RESULT IN OUR GOING OUT OF BUSINESS.

Failures to meet service requirements of a client could disrupt the client's business and result in a reduction in revenues or a claim for substantial damages against us. For example, some of our agreements may have standards for service that, if not met by us, may result in reduced payments. In addition, because many of our projects will likely be business-critical projects for our clients, a failure or inability to meet a client's expectations would seriously damage our reputation and affect our ability to attract new business. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages. If this would occur it may devastate our business, and you could lose your investment.

9. WE ARE DEPENDENT UPON OUR CHIEF EXECUTIVE OFFICER, RON KALLUS, TO DEVELOP OUR BUSINESS. IF WE LOSE MR. KALLUS OR IF HE DOES NOT ADEQUATELY DEVELOP OUR BUSINESS, THEN WE WILL GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

At the outset, our success will depend entirely on the ability of Ron Kallus to launch our business. We do not carry a “key person” life insurance policy on any of our officers and directors. The loss of Mr. Kallus would devastate our business. At the present time there are three officers in the company: Ron Kallus our President and Chief Executive Officer is devoting his full time to operate the company business while Mr. Hason, our Chief Marketing Officer, is devoting 20% of his time to develop the marketing strategy and Niva Kallus, Corporate Secretary is devoting 5% of her time to look over the company operations ensuring it is done according with the relevant regulations. Ron Kallus is the only officer devoting his full time to the operations of the Company. Mr. Kallus will be responsible for all business matters of the Company. In the event that Mr. Kallus ceases to devote his full time to our business, it will adversely affect our ability to conduct business and may cause a total loss of your investment.

10. OUR PROMOTIONAL AND MARKETING EFFORTS MAY NOT RESULT IN GENERATION OF ANY REVENUE WHICH MAY CAUSE OUR BUSINESS TO FAIL AND FOR YOU TO LOSE YOUR INVESTMENT

If our promotional and marketing efforts do not attract customers, then we will not generate any revenue. We intend to target customers that will need our services. If we do not attract customers through our promotional and marketing efforts, then it is likely that our business will fail and cause you to lose your investment.

11. THE FAILURE OF OUR BUSINESS AND OUR CUSTOMER SERVICE SUPPORT SYSTEMS TO PERFORM AS WE EXPECT, COULD CAUSE US TO LOSE CUSTOMERS AND/OR MAKE IT DIFFICULT TO OBTAIN NEW CUSTOMERS, WHICH COULD RESULT IN REDUCED REVENUES, POSSIBLY CAUSING US TO GO OUT OF BUSINESS.

Our operations support systems are an important factor in our success. Critical information systems used in daily operations will be used to perform sales and order entry, provisioning, billing and accounts receivable functions, and cost of service verification and payment functions. If any of these systems fail or do not perform as expected, it would reduce our ability to process orders and provision services, and to bill for services efficiently and accurately, all of which could cause us to suffer customer dissatisfaction, loss of business, loss of revenue or the inability to add customers on a timely basis, any of which could reduce revenues. In addition, system failure or performance issues could increase our operating costs by limiting our ability to review and dispute invoicing and provisioning data provided by our service providers. These are all critical issues which may devastate our business and may cause you to lose your investment.

RISKS RELATED TO OUR INDUSTRY.

12. OUR RIGHTS TO THE USE OF TELECOMMUNICATIONS FACILITIES AND TELECOMMUNICATIONS BANDWIDTH THAT MAKE UP OUR NETWORK MAY BE AFFECTED BY THE FINANCIAL HEALTH OF THE TELECOMMUNICATIONS FACILITY AND BANDWIDTH PROVIDERS WHICH COULD RESTRICT OUR ACCESS TO ESSENTIAL SERVICES AND COULD REDUCE OUR REVENUE OR INCREASE OUR OPERATING COSTS WHICH MAY CAUSE US TO GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

The majority of our planned network will be held by us through short-term and long-term service agreements and/or irrevocable right of use agreements with various unrelated third-party providers who provide us with access to internet and telecommunications facilities and bandwidth owned by them. If one of these providers has a bankruptcy or financial collapse, we could lose our access to telecommunication services from the provider, which in turn could impact the integrity of our network resulting in a loss of revenues or leading to an increase in operating costs. Should this occur, we may be unable to continue our business, and you could lose your investment.

13. THE OPERATION, ADMINISTRATION, MAINTENANCE AND SUPPORT OF OUR SYSTEMS ARE SUBJECT TO RISKS THAT COULD LEAD TO INTERRUPTIONS IN OUR SERVICES AND THE FAILURE OF OUR SYSTEMS TO OPERATE AS INTENDED, WHICH COULD RESULT IN LESS REVENUE AND/OR HIGHER OPERATING COSTS WE MAY CAUSE US TO LOSE CUSTOMERS.

Our system is and will be subject to the risks inherent in large-scale, complex telecommunications systems. The operation, administration, maintenance and repair of our systems will require the coordination and integration of sophisticated and highly specialized software technologies and equipment located throughout the world. Our system may not continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render our Company unable to perform at design specifications. Failures in our system could result in reduced revenue and/or increased operating costs and loss of customers. If our costs exceed our revenues, we may be unable to continue our operations, and you may lose your investment.

14. THE PRICES FOR TELECOMMUNICATIONS SERVICES HAVE BEEN DECREASING, AND WE EXPECT THAT SUCH DECREASES WILL CONTINUE OVER TIME, THUS REDUCING OUR ANTICIPATED REVENUES AND ANY MARGIN OF PROFIT WE MAY REALIZE. WITHOUT SUFFICIENT REVENUES TO COVER OUR EXPENSES AND GENERATE A PROFIT, WE WILL GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

We expect price decreases in our industry to continue as demand increases for transmission capacity on existing and new networks. If the prices for our services decrease for whatever reason and we are unable to increase volumes through additional services or otherwise, it would reduce revenues and lower our operating results. If we do not generate sales sufficient to cover our expenses and generate a profit, you may lose your investment.

15. CHANGES IN REGULATORY ENVIRONMENTS MAY REQUIRE US TO OBTAIN AND MAINTAIN A NUMBER OF GOVERNMENTAL LICENSES AND PERMITS, WHICH COULD BE AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND THERE IS NO ASSURANCE WE WILL BE ABLE TO OBTAIN OR MAINTAIN THE LICENSES OR PERMITS, THUS WE MAY BE FORCED TO GO OUT OF BUSINESS AND CAUSE YOU TO LOSE YOUR INVESTMENT.

Our business is subject, to privacy laws and regulations enacted in the United States and other jurisdictions around the world that govern the collection and use of personal data of our customers and our ability to contact our customers and prospective customers, including through telephone or facsimile. We are subject to U.S. federal privacy regulation, including the federal Telemarketing Sales Rule with its “do not call” and “do not fax” provisions, and state privacy regulations. Many states have laws and regulations regarding telemarketing laws, telephone solicitation laws, including “do not call” and “do not fax” regulations. Additionally, changing regulatory environments may require us to obtain and maintain a number of governmental licenses and permits in the future. If we fail to comply with those regulatory requirements or fail to obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs and reduces our operating results. If we do not generate sales sufficient to cover our expenses and generate a profit, you may lose your investment.

16. ATTEMPTS TO LIMIT THE BASIC COMPETITIVE FRAMEWORK OF THE TELECOM ACT COULD INTERFERE WITH THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN, WHICH COULD INCREASE OUR OPERATING COSTS AND/OR REDUCE OUR REVENUES.

Successful implementation of our business plan is predicated on the assumption that the basic framework for competition in the local exchanges services market established by the Telecom Act will remain in place. We expect that there will be attempts to modify, limit or eliminate this basic framework through a combination of federal legislation, new rulemaking proceedings by the FCC and challenges to existing and proposed regulations by the Regional Bell operating companies ("RBOCs"). If those provisions of the Telecom Act are changed, those changes could significantly increase our operating costs and/or reduce our revenue. If we do not generate sales sufficient to cover our expenses and generate a profit, you may lose your investment.

17. POTENTIAL REGULATION OF INTERNET SERVICE PROVIDERS COULD SUBJECT US TO UNFORSEEN RESTRICTIONS ON OUR PROJECTED USE OF THE NETWORK WHICH COULD INCREASE OUR OPERATING COSTS.

The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service funds. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine those Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could affect VGTel because those additional charges could be passed to us and could significantly increase our operating costs. If we do not generate sales sufficient to cover our expenses and generate a profit, you may lose your investment.

18. UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT AND CUSTOMER DATA, WHETHER THROUGH BREACH OF OUR COMPUTER SYSTEMS OR OTHERWISE, COULD EXPOSE US TO PROTRACTED AND COSTLY LITIGATION AND CAUSE US TO LOSE CLIENTS WHICH MAY RESULT IN OUR GOING OUT OF BUSINESS AND FOR YOU TO LOSE YOUR INVESTMENT.

We may be required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions and/or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers, which would devastate our business, and may result in the loss of your investment.

19. OUR POTENTIAL CLIENTS MAY ADOPT TECHNOLOGIES THAT DECREASE THE DEMAND FOR OUR SERVICES, WHICH COULD REDUCE OUR REVENUES AND CAUSE US TO GO OUT OF BUSINESS AND FOR YOU TO LOSE YOUR INVESTMENT.

We plan to target clients with a need for our services and we will depend on their continued need of our services. However, over time, clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web-based self-help and other technologies used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in any revenues we are generating at the time, and harm our business. Should that occur, it may devastate our business, and cause you to lose your investment.

20. SYSTEM FAILURES COULD PREVENT ACCESS TO OUR WEBSITE AND PREVENT OUR CLIENTS FROM USING OUR SYSTEM THEREBY REDUCING OUR REVENUES. IF WE DO NOT GENERATE SUFFICIENT REVENUES TO COVER OUR EXPENSES AND GENERATE A PROFIT, WE MAY GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

Since the success of our business will depend upon our use of the internet for VOIP services, any network interruptions, difficulty or inability to access our website, or other problems with our website, would result in declining revenue and loss of potential customers. We anticipate that our systems and operations will be vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, physical and electronic break-ins, earthquakes and other similar events. We believe our servers will also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Any substantial disruption of this sort could completely impair our ability to generate revenue through our website. We do not currently have a formal disaster recovery plan in effect and do not have business interruption insurance to compensate us for losses that could occur. Consequently, these risks if realized will cause us to go out of business, and you may lose your entire investment.

21. OUR OPERATING RESULTS COULD BE IMPAIRED IF WE BECOME SUBJECT TO BURDENSOME REGULATIONS, LEGAL UNCERTAINTIES, AND/OR FEES CONCERNING OPERATION OF OUR WEBSITE WHICH MAY INCREASE OUR EXPENSES AND CAUSE US TO GO OUT OF BUSINESS.

Since 1998, the system for the internet has been run by a US (non governmental organization) known as ICANN - the Internet Corporation for Assigned Names and Numbers. It is an independent body, but is under contract to the US Department of Commerce. Other countries have become increasingly uncomfortable with the arrangement, countries including China and Iran wanted so-called “internet governance” transferred to an international body linked to the UN while the EU wanted some kind of intergovernmental “cooperative body”. An agreement was reached November 2005 wherein the US will keep its oversight of the technology that underpins the internet. But a new international “internet governance forum” will be set up to discuss issues of concern. Although currently this new forum is not envisioned to have any decision-making powers,” there is no assurance that this forum and the international community will not at some point impose burdensome regulations or fees to companies conducting commerce over the internet. Should that occur, it would adversely affect our business and may impede our ability to implement our platform and to facilitate transactions over the internet. Consequently, it could result in our business failing, and you losing your entire investment.

22. WE ARE SUBJECT TO THE POLITICAL, AND MILITARY CONDITIONS OF EACH COUNTRY IN WHICH WE PLAN TO SELL OUR SERVICES. POLITICAL UNREST COULD INTERRUPT OUR BUSINESS WHICH COULD CAUSE US TO LOSE REVENUES WHICH MAY LEAD TO OUR GOING OUT OF BUSINESS.

We plan to expand our business globally in various parts of the world. Our only client currently is located in the state of Israel which has recently been engaged in a war and is still facing uncertainty. During this brief, war no business was transacted. Furthermore, we plan to expand our operations globally to other countries which may face political unrest or other local challenges. If that occurs our business may be halted and we may go out of business.

RISKS RELATED TO OUR COMMON STOCK:

23. SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY THE SELLING STOCKHOLDERS MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 4,800,000 shares of common stock issued and outstanding as of the date of this prospectus. When this registration statement is declared effective, the Selling Stockholders will be able to resell up to 800,000 shares of our Common Stock and if each shareholder exercises his Warrants  we will be required to issue an additional 3,200,000 shares of Common Stock which the Selling Warrant Holders will be able to resell in the market. As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock. As a result of any such decreases in price of our Common Stock, purchasers who acquire shares from the Selling Stockholders may lose some or all of their investment.  Any significant downward pressure on the price of our Common Stock as the Selling Shareholders sell their shares of our Common Stock could encourage short sales by the Selling Shareholders or others. Any such short sales could place further downward pressure on the price of our Common Stock.  In addition, as of the date of this prospectus there are 4,000,000 outstanding shares of our Common Stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. The sale of these shares may further depress the price of our shares.

24. IF A MARKET FOR THE COMPANY'S COMMON STOCK DOES NOT DEVELOP INVESTORS MAY BE UNABLE TO SELL THEIR SHARES AND YOU MAY LOSE YOUR INVESTMENT.

There is currently no market for the Company's Common Stock and there may never be a public market. If no market ever develops for the Company's shares, it will be difficult for new investors to sell their shares. In addition, there may be no share volume to allow new investors to sell their shares at any market price. Without a public market or a public market that does not allow new investors to realize their investment or to sell their shares, new investors should consider whether or not they wish to invest in shares which they may not be able sell in a public market.

25. IF THE COMPANY FAILS TO ATTRACT OR MAINTAIN THE SERVICES OF A MARKET MAKER IT WILL LIMIT THE LIQUIDITY OF THE SHARES PURCHASED BY NEW INVESTORS AND YOU MAY BE UNABLE TO SELL YOUR SHARES AND THEREFORE YOU MAY LOSE YOUR INVESTMENT.

If the Company is unable to secure and maintain at least one National Association of Securities Dealers, Inc. member broker/dealer as market maker, the liquidity of the Common Stock could be impaired, not only in the number of shares of Common Stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the Company's Common Stock on any secondary market. A new investor should consider whether or not he or she wishes to invest in a company which may never have a proven track record in the public market and may not have the services of any market maker causing the shares to be illiquid.

26. AS A NEWLY REPORTING COMPANY UNDER THE EXCHANGE ACT, WE WILL BE SUBJECT TO CERTAIN PROVISIONS OF THE SARBANES-OXLEY ACT OF 2002 AFFECTING CORPORATE GOVERNANCE, SECURITIES DISCLOSURE, COMPLIANCE PRACTICES, INTERNAL AUDITS, DISCLOSURE CONTROLS AND PROCEDURES AND FINANCIAL REPORTING AND ACCOUNTING SYSTEMS. NONE OF OUR OFFICERS AND DIRECTORS HAVE BEEN ASSOCIATED WITH A PUBLIC COMPANY PREVIOUSLY, OR HAVE EXPERIENCE OVERSEEING COMPLIANCE WITH THE SARBANES- OXLEY ACT. FAILURE TO COMPLY WITH THE ACT MAY RESULT IN INVESTORS LOSING CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL DISCLOSURE DOCUMENTS AND MAY ALSO RESULT IN OUR STOCK BEING DELISTED FROM THE OTC BULLETIN BOARD. SHOULD THAT OCCUR IT WOULD LIKELY RESULT IN A SUBSTANTIAL DECLINE IN THE PRICE OF OUR STOCK.

As a reporting company under the Exchange Act, we will be subject to certain provisions of the Sarbanes-Oxley Act of 2002 . The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. The failure to comply with Section 404, when we are required to comply, may result in investors’ losing confidence in the reliability of our financial statements, which may result in a decrease in the market value of our common stock, prevent us from providing the required financial information in a timely manner, which could materially and adversely impact our business, our financial condition and the market value of our common stock, prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

27. PENNY STOCK RULES MAY MAKE BUYING OR SELLING OF THE COMPANY'S SHARES DIFFICULT WHICH MAY CAUSE YOU TO LOSE PART OR ALL OF YOUR INVESTMENT

Broker-dealer practices in connection with transactions in penny stock are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the "SEC"). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges and quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about the penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. Since the common shares will be subject to the penny stock rules, and investors may find it more difficult to sell their shares.

28. THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. AS WELL, OUR STOCK IS HELD BY A SMALL NUMBER OF INVESTORS THUS REDUCING THE LIQUIDITY OF OUR STOCK AND THE LIKELIHOOD THAT ANY ACTIVE TRADING MARKET WILL DEVELOP. AS A RESULT YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

There is currently no market for our Common Stock. Even if we are successful in our stock trading on the OTC Bulletin Board, the market for our common stock is likely to be very limited and we cannot assure you that a larger market will ever be developed or maintained.

Currently, our Common Stock is not listed on any established trading system. The fact that most of our Common Stock is held by a small number of investors further reduces the liquidity of our Common Stock and the likelihood that any active trading market will develop. The market for our Common Stock is likely to be volatile and many factors may affect the market. These include, for example: Our success, or lack of success, in marketing our services and developing our customer base; Competition; and our ability to raise sufficient capital for business expansion.

Additionally the stock markets generally have experienced, and will likely continue to experience, extreme price and volume fluctuations which have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Such broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our Common Stock in any market that develops.

Item 2:  Description of Properties:

As of June 25, 2008   our administrative office is located at:
2 Ingrid Road
Setauket, NY 11733-2218
Tel:  631-458-1120

Our CEO has agreed to provide his home office for administrative use by the Company free of charge. The office is equipped with standard office equipment including computers, scanners, copiers, and fax machine and office space.

Item 3:  Legal Proceedings

Neither us, nor any of our officers or directors is a part’ to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 4:  Submission of Matters to a Vote of Security Holders:

None.

Item 5:  Market for Common Equity and Related Stockholder Matters

There is no public trading market for the securities of the Company. The Company is neither a reporting issuer in the United States nor a publicly traded company on any stock exchange. Therefore, there is no trading range in the Company's shares. Subsequent to the effective date of the Company's Registration Statement, the Company will seek to have one or more broker dealers make a market in its securities over-the-counter, with quotations carried on the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board". However, there is no assurance the Company will ever be quoted on the OTC Bulletin Board or any other exchange. Furthermore, even if a trading market develops, there is no assurance that it will be sustained. Consequently, a purchaser of shares may be unable to resell the securities offered herein should the purchaser desire to do so when eligible for public re-sales. Furthermore, the shares are not marginable and it is not likely that a lending institution would accept our common stock as collateral for a loan.

This prospectus relates to the sale by Selling Shareholders of up to 4,000,000 shares of Common Stock which includes 800,000 shares of Common Stock and 3,200,000 shares of Common Stock issuable upon exercise of certain stock purchase Warrants.

The Selling Shareholders will determine when they will sell their shares of Common Stock and when and if they will exercise their Warrants.

Item 6:  Management Discussion & Analysis

Forward-Looking Statements

This prospectus contains "forward-looking statements," about our financial condition, results of operations and business. These statements include, among others:

·
Statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

·	Statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or with documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this prospectus. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this prospectus. Further, the information contained in this prospectus is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to the offering made in this prospectus.

We are a development stage company currently testing a newly developed telemarketing campaign product called Global Messaging Gateway (GMG). The GMG system is designed to enable the User of the system to set up telemarketing campaigns to distribute messages to bulk lists of recipients. Messages can be delivered in the medium of text, voice, Fax or multimedia. Messages can be delivered from one control center to thousands of clients anywhere in the world simultaneously. The GMG System uses the internet instead of traditional telephone equipment. (See "Description of Business".)

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system. For the twelve months ending March 31, 2007, we generated $ 19,386 and during the fiscal year ended March 31, 2008 we generated revenues of $15,840 from Platin.   Consequently, the aggregate revenues we generated to date from our only customer, Platin Ltd. is $41,547. Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.   Platin is a related party.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

During the next 12 months, we plan to focus on three applications of the GMG system:

(1)	GMG Commercial Telemarketing Services,

(2)	GMG Alert Notification System

(3)	GMG Global Franchise Partners

Contracts & Agreements & Relationships:

On July 14, 2005 the Company entered into a software development agreement with Kanaga Network Solution to develop the software that will enable our GMG system to provide the capabilities for a User of our system to send promotional messages (Text and Voice) to a set of subscribers, with the following functionalities.

•	Schedule, execute and management of promotional campaigns.
•	Web-based user interface

•	Create, manage and import recipients’ telephone numbers,
•	Create and manage recipients groups.

•	Capabilities to create new text and voice messages for campaigns.
•	History and reports related to past campaigns performance.

•	Existing Database Integration.
•	Message, Recipient and Campaign Search Capabilities Server)

According to the Agreement, Kanaga will develop the system for a fixed price, and will provide annual maintenance and support for 10% of the development price. Additional assignments will be priced on a per item basis.  From the inception of the GMG System, Kanaga provided software development services for an aggregate of $25,750 for the years ended March 31, 2006 and March 31, 2007.  During the six month period ending September 30, 2007  Kanaga provided software development services for an additional $10,500.  Consequently , Kanaga provided an aggregate of $36,250 from inception to  March 31, 2008.  During the next 12 months we anticipate our further development costs will be $9,000. We believe we will continue working with Kanaga during 2008 and 2009 to support our planned pipeline of products and services.

The Agreements further specifies that all the rights and ownership of the developed GMG Products, along with the associated documents will solely belong to the Company. Any use of the GMG products, or one of its elements by Kanaga will require a prior written consent of the Company.    Exhibit 10.2 which is incorporated by reference contains the  complete text of the Agreement

Internet Gold:   (Smile Communications):

On Nov. 1 2006 the Company entered into a contract with Internet Gold  (on Jan 01.2008 the company changed its name to Smile Communications) to provide us with required connection to the global VOIP network via their advanced services capabilities. The Contract has a one year term but may be terminated by either party for cause or convenience upon thirty days written notice. The Agreement is a reciprocal agreement between the parties allowing each party to send traffic to the counter party. In the future, when the company will have similar agreements with other VOIP carriers, this option for traffic exchange may be developed into an additional revenue stream.

The contract provides that Internet-Gold may, at its sole discretion and at any time, change the applicable rates due to it, and/or the destinations to which it offers the Service, upon 7 (seven) days prior written notice to the Company. We are being billed in 1 (one) second increments as of the 1st second, unless stated otherwise. The Agreement does not provide volume discounts, or minimum message requirements. We are billed only for the per call use. However, we believe that if the volume of messages increased ten times the current volume, we would be in a stronger position to negotiate a more favorable rate with either Internet Gold, or alternate provider for this service. We believe that if Internet Gold were to increase the rate or terminate the service, we would easily be able to find an alternate source to provide this service, as the VOIP carrier business is highly competitive.

Platin Ltd:

Platin Ltd. is a telemarketing company that is our only customer to date. In January 2006 Platin Ltd. placed an order for our telemarketing services for the upcoming election in Israel which was scheduled for March 28, 2006. Platin has been using our System ever since for both political campaigns and for commercial telemarketing services which they provide to a variety of their clients. We charge Platin a monthly per line cost of $3.0 plus a usage fee of $0.015 per min. while the GMG system is in the testing phase. For the twelve months ending March 31, 2007, we generated $ 19,386 and during the fiscal year ended March 31, 2008 we generated revenues of  $15,840 from Platin.   Consequently, the aggregate revenues we generated to date from our only customer, Platin Ltd. is $41,547.

Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin does not pay for development costs resulting from upgrades to features and functions.  See Platin Exhibit 10.3 for Telemarketing Order Framework dated January 15, 2006 and June 12, 2006.

Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Ongoing Development of our GMG Systems.

From the inception of the GMG System, Kanaga provided software development services for an aggregate of $25,750 for the years ended March 31, 2006 and March 31, 2007.  During the six month period ending September 30, 2007  Kanaga provided software development services for an additional $10,500.  Consequently , Kanaga provided an aggregate of $36,250 from inception to  March 31, 2008

During the next 12 months we anticipate our further development costs will be $9,000. We believe we will continue working with Kanaga during 2008 and 2009 to support our planned pipeline of products and services.

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

•
Continue testing our system with Platin Ltd. our only client to date. During this testing phase, our development activities are continuing to add features, fix problems and integrate new customer driven ideas.

•
During the next three months our goal is to limit our commercial clientele to only three customers, allowing us to quickly respond and fix any operational problem discovered by the customers. In addition, every new feature will be integrated into the commercial operating environment and tested immediately under real commercial condition.   We currently are negotiating agreements or understandings with additional entities to become our client.

•
Beginning  September  2008, we will be technically able to slowly add a few customers while we continue adding features and fixing operational problems, and by December  2008 we believe we will be technically in  a position to serve unlimited number of customers. We currently have no agreement or understanding with any entity to become our client.

•
During the next six months we plan to continue developing the GMG Alert System which we anticipate will be ready for testing by  February  2009. We anticipate that by May  2009  the Alert system will be well enough refined to allow us to accept a limited number of clients for this system.

•
Beginning in December 2008, we plan to prepare and execute a marketing plan to increase the number of Users to our system. (See Marketing Plan in the section Business under the sub heading Distribution of Products & Services. :)

•
Beginning in December  2008, we plan to announce our services using our GMG system to the aforementioned targets in the US and Israel. We plan to target companies that will use our system for their established clients which will provide us with a quicker market penetration since we anticipate that each client that we contract with, will be using our GMG system for many of their clients which will result in many clients using our system. Additionally we plan to target direct users of our system who will use the system for their own purposes. Beginning in January  2009, we believe we will be in a position to add unlimited clients for our GMG telemarketing product.

•	Beginning in May 2009, we plan to begin marketing our Notification System to a list of schools in Texas and thereafter on a national level.

 We have started looking for and negotiating contracts with principals of four potential entities which represent different market opportunities, providing the best learning ground for future expansion of our business.

•
Our registration statement was  rendered effective by the Securities & Exchange Commission, and we are currently seeking private  placement investors to invest in our securities. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fully execute our Plan of Operations, which could significantly and materially restrict our business operations. If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur.

•	We plan to initiate phase two of our operations, as soon as we raise additional capital sufficient to support the costs of executing the second phase of our operations.

PHASE II

Expansion Plan:

PHASE II

Expansion Plan:

We plan to initiate Phase II after we complete the activities outlined above for the next twelve months. Executing Phase II is entirely dependent on our ability to raise additional funds.

•
To obtain additional equity financing through Private Placement investments after the Company's registration statement is rendered effective. Raising additional capital is essential to finance the company's expansion of services and territories as described in the Expansion Plan.

•	To continue to develop the multi server capability, in order to increase the capacity of our GMG System to satisfy any required load by the users.

•	To increase the number of content-based products which are being offered through the VGTel website. (See Phase II Products & Services described in the Business section under "Products & Services")

•	.To increase the number of franchises by direct marketing of franchises and recruiting area developers

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

If we are successful in raising additional funds, we plan to hire and train key individuals for positions which include global management, marketing, and administrative. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. By the fourth  quarter of 2008, we expect to require approximately 5 employees and anticipate incurring $30,000 per month for payroll. The hiring of employees will be an ongoing process during the company’s existence. Additionally, the Company plans to utilize outside marketing and public relations firms to facilitate strategic alliances with potential franchisers and telemarketers. Depending on the availability of funds, the Company plans to spend $50,000 in advertising and marketing of its products and services during the second Phase of our operations.

Results of Operations:

Fiscal Year  Ended  March 30, 2008 and March 30, 2007

Revenues:

Revenues for the fiscal year ending March 31, 2008  was $15,840 compared to $19,386 for the fiscal year ended March 31, 2007. The decrease  in  revenues in the period ending March 31, 2008 was a result of the fact that the GMG system had more bugs than anticipated requiring additional support effort to fix them and convincing our customer to use te system inspite of the operational problems.

We continued to provide the services to Platin Ltd. during the twelve month period ended March 31, 2008.

Platin, our only client to date is currently testing our system and providing feedback to improve our product.  Platin Ltd. is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director.  Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.

Expenses:

Total operating expenses for the fiscal year ended March 31, 2008  was $101,361 as compared to $118,981 for the fiscal year ended March 31, 2007, a  decrease of 17%.     Expenses included General and Administrative expense of $39,561 as compared to $57,181for fiscal year ending March 31, 2007.  Officers Compensation & Rent amounted to $56,000 during the fiscal year ended March 31, 2008 as compared to from $56,000 during the fiscal year ended March 31, 2007.  Additional Paid in Capital has been credited for these amounts.  Depreciation & Amortization was $5,800 for the fiscal year ended March 31, 2008 compared to $5,800 for the period ending March 31, 2007.  The decrease  in administrative expenses and other expenses in the fiscal year ended March 31, 2008  resulted from  the decrease in generated traffic, and the associated operational costs.

Research and development expenses for the fiscal year ended December 31, 2007 decreased  to $10,500 as compared to $23,500  for the fiscal year ended March 31, 2007. The decrease in research and development cost was attributable the fact that  Kanaga was busy fixing bugs and maintaining the system having less time to continue developing more features and new applications.    The Company developed the intellectual properties known as Group Messaging Gateway. As of March 31, 2008 the Company and its shareholders have expended $100,500  in the development of this program as compared to $99,000 for the fiscal year ended March 31, 2007.    It has been determined that of this amount, the sum of  $29,000 had been incurred after technological feasibility has been reached.  The asset valued at $29,000 is being amortized over a sixty-month period.

All costs incurred during the pre-feasibility phase were expensed. All costs incurred in the actual development after the product has been determined to be technologically feasible, were capitalized. All post operational development costs were expensed.

Development costs since inception to the period from  March 31, 2006 to March 31, 2008 is as follows:

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Development of Product	Twelve Month Period Ending 3-31-2006	Capitalized	$29,000
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development (Kanaga)	For the 12 Month Period Ending 3-31-08	Expensed	$10,500

Net loss

The Company reported a net loss for the twelve month period ending March 31, 2008 of $85,521 or ($0.02) per share as compared to  $99,595 or ($0.02) per share,  for the fiscal year period ending March 31, 2007.

The Company's  cumulative net losses since its inception of  of $241,542 for the period ending March 31, 2008 as compared to $155,342 for the fiscal year ended March 31, 2007.  The decrease in net loss  is  attributable to the fact that the company had lower operational  and R&D expenses.

Liquidity and Capital Resources:

For the Fiscal Year  Ended March 31, 2008 and March 31, 2007.

As of  March 31, 2008  the Company had  $5,126 as compared to $  7,179 in cash,  as at March 31, 2007.

Net cash used by operating activities for the fiscal year period ended March 31, 2008  was  ($2,054) as compared to ($9,747)  for the fiscal year  ended March 31, 2007.

Net cash provided by investing activities during the fiscal year ending March 31, 2009   was  $0 compared to $0 net cash provided by investing activities for the previous twelve months period ended March 31, 2007.

Net cash provided by financing activities for the fiscal year ended March 31, 2008 was 0 as compared to $10,000  for corresponding period ending March 31, 2007.

Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured facility is payable May 18, 2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007,  During the period ending March 31, 2007,  Mr. Kallus advanced $12,100 compared to $4,223 in the corresponding period ending March 31, 2006 for an aggregate of $16,323 from inception.   No funds were advanced by Mr. Kallus during the period ending March 31, 2008.

Item 7:  Financial Statements:  (See F-1 - F-6)

Item 8:  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

The principal accountant's report of N. Blumenfrucht, CPA PC on the financial statements did not contain adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. There has been no disagreement with the auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 8A.  CONTROLS AND PROCEDURES:

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

(b)  Changes in  internal Controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION:

On May 28, 2008 the Registrant sold in a private placement transaction an aggregate $24,000 of Series A Units of its securities, at a price of $.025 per unit. Each Series A unit consists of One share of the Company's Common stock, One Series A Warrant, One Series B Warrant, One Series C Warrant and One Series D Warrant. Each of the four series of warrants entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $0.25 per Share. The Company issued 960,000 Shares of Common Stock with warrants in lieu of cash.   The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, inasmuch as the securities were sold to accredited investors only. The shares will bear a 144 Restrictive legend. The Company has not offered Registration Rights to the subscriber.

On May 28, 2008 the Registrant issued 674,000 shares for services rendered valued at $16,850 in lieu of cash. The shares issued are restricted shares and are subject to Rule 144.

Item 9:   Directors, Executive Officers, Promoters and Control Persons

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of two years and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

Ron Kallus 2 Ingrid Road Setauket, NY 11733-2218 Tel: 631-458-1120	Age- 58	Chairman, CEO, Treasurer
Israel Hason 40 Serlin St., Holon 58298, Israel	Age - 42	Chief Marketing Officer Director
Niva Kallus, 7 Lafayett Ter., Chelmsford, MA 01824	Age - 23	Corporate Secretaries Director.

 Officers & Directors:

 Ron Kallus, Age 58 Chairman, CEO, Treasurer

Mr. Kallus was appointed as Chairman, CEO and Treasurer on January 18, 2006. Mr. Kallus is also president of NYN International LLC, since August 2004 and he is Chief Operations Officer for Digital Power Technologies, Inc., a private R&D company in Texas since July 2005. From  June 2003 until July 2004, he was employed by NovoLink Communications, in Texas where he held the position of VP-Business development. From August 2002 to May 2003 Mr. Kallus was a self employed consultant in Berkeley CA. From January 2001 until July 2002 Mr. Kallus was employed by IPI Ltd. in Haifa, Israel where he held the position of General Manager In the prior period, Mr. Kallus worked at Intermetrics of Cambridge, Massachusetts for 10 years, where he acted as the head scientist in the field of industrial systems and was responsible for the development and sale of computerized management systems (PMS). He later established Eurometrics, in which he developed the first Personal Computer -based PMS system. Mr. Kallus sold the company and established IPI, a technological consultation and Research Company.

Educational Background:

 Israel Institute of Technology, Haifa, Israel
 B.Sc. Electrical Engineering, 1975
 Massachusetts Institute of Technology, Cambridge, Mass., USA
Graduate work, Artificial Intelligence, 1977
North Eastern University, Boston, Mass., USA
 Graduate work, Technical Management, 1981

Israel Hason Age 42 Chief Marketing Officer, Director

On January 18, 2006, Israel Hason was appointed Chief Marketing officer and Director. Mr. Hason has been General Manager and principal shareholder of Platin Ltd Israel since 1989 where he is responsible for overseeing three daughter companies Platin - Investment - owner of the Messer-Phone, and other registered trade marks. Platin - Marketing and Advertisement (1989) Ltd., operating a commercial advertisement office, and Style - Manages & Operates several customers clubs for major credit cards companies like AMX and Mastercard  each has around 500,000 members. Mr. Hason brings expertise in business and marketing, with a strong emphasis on the Israeli markets for the VGTel products.  Mr. Hason is a related party.

Mr. Hason's Educational Background:
Technicum, Givataim, Israel
B.Sc. Architecture 1983

 Niva Kallus, Age 23  Corporate Secretary , Director.

On January 18, 2006 Niva Kallus was appointed as Corporate Secretary, and Director. Niva is the daughter of Ron Kallus. Niva has just completed her Pre-med Undergraduate studies (Psychology Major) at the University of Massachusetts, From Sep. 2002 to July 2003 Niva studied, to become a registered EMS at Oakland CA. From (August) 2001 to (August) 2002, Niva established a new Scout organization in Kiryat-Gat, Israel From (Sep.) 1996 - -(June) 2001 She attended Zevulun-Carmel High School, Kibbutz Yagur, Israel (Graduation June 2001.) Niva has no prior business experience.

Educational Background:

·	University of Massachusetts, Lowell, MA. 2008

·	First Aid, Emergency Medical Services Authority, CA (2002)

·	CPR, American Heart Association (2002)

·	EMT training program, Merritt College, Oakland, CA (2003)

·	CPR Instructor course, Chelmsford police Department (2004)

Item 10:  Executive Compensation:

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Ron Kallus (1)	President CEO and Chairman Director	2007	$56,000 (4)	0	0	0 (1)	0	0	0
Israel Hason (2)	VP Director	2007	0	0	0	0	0	0	0
Niva Kallus (3)	Secretary Director	2007	0	0	0	0	0	0	0
Ron Kallus (1)	President CEO Chairman Director	200	$56,000 (4)	0	0	0	0	0	0
Israel Hason (2)	VP Director	2006	0	0	0	0	0	0	0
Niva Kallus (3)	Secretary Director	2006	0	0	0	0	0	0	0

(1) Ron Kallus  received 750,000  shares of our common stock pursuant to the acquisition  agreement between  Tribeka Tek, Inc. and NYN International LLC.   Such shares were not for services rendered or to be rendered by Kallus.  Additionally  each of Mr. Kallus' sons, Yoav Kallus and Nathan Kallus respectively received 420,000 shares of stock pursuant to the acquisition  agreement between  Tribeka Tek, Inc. and NYN International LLC.   Such shares were not for services rendered or to be rendered by Mr. Kallus or his sons.  Neither Yoav Kallus nor Nathan Kallus are officers or directors of the Company.

(2)  Israel Hason received 750,000  shares of our common stock pursuant to the acquisition  agreement between  Tribeka Tek, Inc. and NYN International LLC.   Such shares were not for services rendered or to be rendered by Mr. Hason.

(3)  Niva Kallus received 420,000 shares of our common stock pursuant to the acquisition agreement between Tribeka Tek, Inc. our predecessor firm and NYN International LLC.  Such shares were not for services rendered or to be rendered by Niva Kallus.  Niva Kallus is the daughter of Ron Kallus.

(4)  The sums of $56,000 and $56,000 respectively were officers compensation and rent expenses incurred,  but not paid out.  These sums were credited to Additional Paid in Capital.  ( See Financial Statements Note 9  and Note 10.)

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 11:  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of   August 22, 2007 by
(1) all directors and executive officers of the Company, individually and collectively as a group
(2) all stockholders known to the Company to be beneficial owners of more than five percent (5%) of the outstanding Common Stock;

TITLE OR CLASS OF SECURITIES	NAME OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP BEFORE STOCK OFFERING (2)	AMOUNT OF BENEFICIAL OWNERSIP AFTER STOCK OFFERING	PERCENT OF CLASS BEFORE OFFERING	PERCENT OF CLASS AFTER STOCK OFFERING
Common	Ron Kallus	750,000 (1) (2)	750,000	15.625%%	15.625%
Common	Niva Kallus	420,000 (1) (2)	420,000	8.75%	8.75%
Common	Yoav Kallus	420,000 (1) (2)	420,000	8.75%	8.75%
Common	Nathan Kallus	420,000 (1) (2)	420,000	8.75%	8.75%
Common	Israel Hason	750,000 (1) (2)	750,000	15.625%	15.625%
Common	Hyman & Ethel Schwartz	542,510 (2)	542,510	11.30%	11.30%
Common	National Theological Center	251,878 (2)	251,878	5.2%	5.2%
Common	Yeshiva Tov Vechesed	251,878 (2)	251,878	5.2%	5.2%
Common	Brain & Power Ltd.	400,000 (2)	400,000	8.33%	8.33%
Directors & Officers as a Group		2,760,000	2,760,000	57.5%	57.5%

(1) (2)	Niva Kallus is the daughter of Ron Kallus.
(1) (2)	Yoav Kallus is the sons of Ron Kallus.

(1) (2)	Nathan Kallus is the son of Ron Kallus

Israel Hason is the Chief Marketing Officer. He is also a managing partner and principal of Platin Ltd. Israel. Platin Ltd. is a telemarketing company that is currently the only customer of VGTel Inc. Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of another person or entity shown in the table.

None of the principals have outstanding options or warrants or other securities convertible into the Common Stock of the Company.

Item 12:  Certain Relationships and Related Transactions

Niva Kallus is the corporate secretary and the daughter of Ron Kallus, the CEO of the Company.

Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. Platin Ltd. is a telemarketing company that is our only customer to date. In January 2006 Platin Ltd. placed an order for our telemarketing services for the upcoming election in Israel which was scheduled for March 28, 2006. Platin has been using our System ever since for both political campaigns and for commercial telemarketing services they provide to a variety of their clients. We charge Platin a monthly per line cost of $3.0 plus a usage fee of $0.012 per message while the GMG system is in the testing phase.  For the twelve months ending March 31, 2007, we generated $ 19,386 and during the fiscal year ended March 31, 2008 we generated revenues of $15,840 from Platin.   Consequently, the aggregate revenues we generated to date from our only customer, Platin Ltd. is $41,547. Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.   Platin is a related party.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

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

Ethel Schwartz former President and Ron Kallus current CEO are both officers and directors of a private R&D company, Digital Power Technologies, Inc. There are no business relationships or synergies between Digital Power Technologies and VGTel Inc.  Both of these entities operate in different industries and sectors that have no relationship with each other. There is no plan for the companies to have relationships in the future.

Except as provided herein, the Company has not entered into any transactions with a related party. Management does not know of any other transaction it will be entering into with related parties.

The Company has had no transactions with any promoter or promoters since its inception. Nothing of value, including money, property, contracts, options or rights of any kind has been received or will be received by a promoter, director or indirectly from the Company which is not disclosed.

Item 13:  Exhibits on Form 8K

On May 28, 2008 we filed an 8K Form disclosing the following:

On May 28, 2008 the Registrant sold in a private placement transaction an aggregate $24,000 of Series A Units of its securities, at a price of $.025 per unit. Each Series A unit consists of One share of the Company's Common stock, One Series A Warrant, One Series B Warrant, One Series C Warrant and One Series D Warrant. Each of the four series of warrants entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $0.25 per Share. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, inasmuch as the securities were sold to accredited investors only. The shares will bear a 144 Restrictive legend. The Company has not offered Registration Rights to the subscriber.

On May 28, 2008 the Registrant issued 674,000 shares for services rendered valued at $16,850 in lieu of cash. The shares issued are restricted shares and are subject to Rule 144.

Item 14:  Principal Accountant Fees & Services:

The aggregate fees billed by N. Blumenfrucht CPA, P.C. to the Company for the years ended March 2008 and 2007 was $24,000.

N. Blumenfrucht CPA PC
1040 East 22nd Street
Brooklyn New York 11210
Tel.- 718-692-2743
Fax -718-692-2203

The Board of Directors and Stockholders
VGTel Inc.

We have audited the accompanying balance sheets and statements of stockholders' equity of VGTel Inc. (formerly NYN Inc.) as of March 31, 2008 and 2007, and the related statements of operations and cash flows for the years ended March 31, 2008 and 2007 and for the periods July 27, 2004 (inception)  through March 31, 2008 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel Inc. as of March 31, 2008 and 2007 and the related statements of operations and cash flows for the years ended March 31, 2008 and 2007 and for the  period July 27, 2004 (inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States.

As disclosed  in Note 4, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and has had losses since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ N. Blumenfrucht CPA PC

Brooklyn New York
June 26, 2008

VGTel, Inc.
(A Development Stage Company)
Balance Sheet
As as

	March 31,		March 31,
	2008		2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,126		$7,179
Accounts receivable	1,232		3,504

Total Current Assets		$6,358		$10,683

FIXED AND OTHER ASSETS
Property and equipment	4,744		4,744
less: Accumulated depreciation	(4,744)		(4,744)
Net- Property and equipment	0		0
Intellectual property	29,000		29,000
less: Accumulated amortization	(13,050)		(7,250)
Net -Intellectual property	15,950		21,750
Deferred tax asset	0		0

Total Fixed and Other Assets		15,950		21,750

Total Assets		$22,308		$32,433

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and accounts payable	$34,027		$14,631
Due to shareholders	16,323		16,323

Total Current Liabilities		$50,350		$30,954

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock,, $.001 par value,
Authorized 10,000,000 shares, none issued	0		0
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 4,800,000 ,	480		480
Additional paid in capital	213,020		157,020
Accumulated other comprehensive gain (loss)	0		0
Retained Earnings (Deficit)	(241,542)		(156,021)

Total Stockholders' Equity		(28,042)		1,479

Total Liabilities and Stockholders' Equity		$22,308		$32,433

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Cash Flow
For the Periods

			Accumulated
			From Inception
	April 1, 2007-	April 1, 2006-	July 27, 2004-
	March 31, 2008	March 31, 2007	March 31, 2008

Cash flows from operating activities
Net Income (loss)	$(85,521)	$(99,595)	$(241,542)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization	5,800	5,800	13,050
Officers compensation	56,000	56,000	127,000

Changes in assets and liabilities:

Accounts receivable	2,272	3,317	(1,232)
Accrued expenses	19,395	12,631	34,027
Officers loans	0	12,100	16,323

Net cash provided ( used) in operating activities	(2,054)	(9,747)	(52,374)

Cash flows from investing activities
Purchase of fixed assets & Intellectual property	0	0	(29,000)

Net cash provided (used) in investing activities	0	0	(29,000)

Cash flows from financing activities
Sale of common stock	0		10,000
Additional paid in capital credited for shareholder contributions	0		66,500
Issuance of common stock in exchange for services rendered	0	10,000	10,000

Net cash provided (used) by financing activities	0	10,000	86,500

Net increase (decrease ) in cash	(2,054)	253	5,126

Cash and cash equivalents, beginning of period	7,180	6,926	0

Cash and cash equivalents, end of period	$5,126	$7,179	$5,126

Supplemental disclosures

Noncash investing and financing activities:
Additional paid in capital credited in exchange of Intellectual property	$0	$0	$66,500
Officers Compensation credited to additional paid in capital	$0	$56,000	$127,000
Issuance of common stock in exchange for services rendered		$10,000	$10,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Operations
For the Periods

			Accumulated
			from inception
	April 1, 2007-	April 1, 2006-	(July 27, 2004)-
	March 31, 2008	March 31, 2007	March 31, 2008

REVENUES	$15,840	$19,386	$41,547

OPERATING EXPENSES
General and administrative	39,561	57,181	142,125
Officers' compensation & rent	56,000	56,000	127,000
Depreciation and amortization	5,800	5,800	13,285

Total operating expenses	101,361	118,981	282,410

Income (loss) from operations	(85,521)	(99,595)	(240,863)

OTHER INCOME
Investment income	0	0	0

Loss before income taxes	(85,521)	(99,595)	(240,863)

Federal Income Tax	0	0	0

NET INCOME (LOSS)	(85,521)	$(99,595)	$(240,863)

Discontinued Operations
Loss from discontinued operations	0	0	(679)
Income tax benefit	0	0	0
Net Loss from Discontinued operations	0	0	(679)

NET INCOME (LOSS)	$(85,521)	$(99,595)	$(241,542)

INCOME (LOSS) PER COMMON SHARE-

Basic and Diluted	$(0.02)	$(0.02)

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Shareholders Equity
For the Periods

				Retained	Accumulated
			Additional	Earnings	Other
	Common	Stock	Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Totals

Balances, July 27, 2004	0	$0	$0	$0	$0	$0

Intellectual property contributed by officers			66,500			66,500

Issuance of shares to incorporators and others	4,000,000	400	(400)			0

Units sold February 2006	400,000	40	9,960			10,000

Officers' compensation charged			15,000			15,000

Net loss for year ended March 31, 2006				(56,426)		(56,426)

Balances, March 31, 2006	4,400,000	440	91,060	(56,426)	0	35,074

Issuance of shares for services rendered May 2006	400,000	40	9,960			10,000

Officers' compensation & rent charged			56,000			56,000

Net loss for year ended March 31, 2007				(99,595)		(99,595)

Balances, March 31, 2007	4,800,000	480	157,020	(156,021)	0	1,479

Officers' compensation & rent charged			56,000			56,000

Net loss for year ended March 31, 2008				(85,521)		(85,521)

Balances, March 31, 2008	4,800,000	$480	$213,020	$(241,542)	$0	$(28,042)

See accompanying notes to financial statements

VGTel Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY.

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

The merger has been accounted for as a reverse acquisition using the purchase method of accounting. NYN International, Inc. has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations. As a result of the reverse acquisition, the statements of operations presented herein include the results of NYN International for the years ended March 31, 2006-2008, and include the results of Tribeka Tek for the period from date of acquisition (January 18, 2006 ) to March 31, 2006). Although NYN International was formed in July of 2004 there was no activity prior to April 2005, thus the results for the  fiscal periods  reflect results from inception.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 6 -INTELLECTUAL PROPERTY

The Company developed the intellectual properties known as Group Messaging Gateway.   As of December 31, 2007 total costs associated  with the development of the GMG System was $98,500 .   It has been determined that of this amount $29,000 had been incurred after technological feasibility has been reached. All costs prior to technological feasibility have been expensed.   All post development costs have been expensed in the periods incurred. The asset valued at $29,000 is being amortized over a sixty-month period.

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

NOTE 8-DUE TO SHAREHOLDERS

Various funds had been advanced by the CEO, Mr. Ron Kallus  to the company.  As of March 31, 2008 Mr. Kallus has advanced an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued

NOTE 9-OFFICERS ' COMPENSATION

The Officer has taken no actual compensation since inception. For financial statement purposes  the Statement of Operations -officers compensation has been charged for $50,000 each  for the years ended March 31, 2008 and 2007 respectively.

NOTE 10-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $6,000 for the annual  periods ended March 31,  2008 and 2007, respectively.   Additional paid in capital has been credited for the corresponding amount.

The company signed various contracts to build a Global Messaging Gateway (GMG) and for hosting its servers. This is a web-hosted application, which provides message-broadcasting facility, for business to business, personal, telemarketing, alerting and many more applications.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement.   .
As of March 31, 2008 Mr. Kallus advanced  an aggregate of $16,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.

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

Additional paid in capital has been credited $56,000 and $15,000 in the periods ended March 31, 2008 and 2007  respectively for officer's compensation and rent.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

NOTE 14-SUBSEQUENT EVENTS

On May 28, 2008   the Registrant sold in a private placement  transaction an aggregate $24,000 of Series A Units of its securities, at a price of $.025 per unit.    Each Series A unit consists of One share of the Company's Common stock, One Series A Warrant, One Series B Warrant, One Series C Warrant and One Series D Warrant.  Each of the four series of warrants entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $0.25 per Share.  The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under, inasmuch as the securities were sold to accredited investors only.    The shares will bear a 144 Restrictive legend.  The Company has not offered Registration Rights to the subscriber.

              On May 28, 2008 the Registrant issued 674,000 shares for services rendered valued at $16,850  in lieu of cash.  The shares issued are restricted shares and are subject to Rule 144.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VGTel Inc.
Registrant

VGTel, Inc.,

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: June 26, 2008	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: June 26, 2008	By:	/s/ Ron Kallus

Title, Principal Accounting Officer