Form 10QSB
period 2008-06-30
VGTel, Inc.
filed 2008-08-14
CIK 1355451

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

FOR THE QUARTER ENDED JUNE 30, 2008

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ending June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   X  No

As of  August 14,  2008,  6,434,000  shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements

		Balance Sheet at June 30, 2008 (Unaudited) and March 31, 2008 (Audited)	2
		Statement of Cash Flows for Three Month Ending June 30, 2008 and 2007 (Unaudited)	3
		Statement of Operations for Three Month Ending June 30, 2008 and 2007 (Unaudited)	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	10
Item	2	Changes in Securities	10
Item	3	Default Upon Senior Securities	10
Item	4	Submission of Matters to a Vote of Securities Holders	10
Item	5	Other Information	10
Item	6	Exhibits And Reports on Form 8K	10

Item 1.  Financial Statements

VGTel, Inc.
(A Development Stage Company)
Balance Sheet
As at

	June 30,		March 31,
	2008		2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,511		$5,126
Accounts receivable	978		1,232

Total Current Assets		$5,489		$6,358

FIXED AND OTHER ASSETS
Property and equipment	4,744		4,744

less: Accumulated depreciation	$(4,744)		(4,744)
Net- Property and equipment	0		0
Intellectual property	29,000		29,000
less: Accumulated amortization	(14,500)		(13,050)
Net -Intellectual property	14,500		15,950
Deferred tax asset	0		0

Total Fixed and Other Assets		14,500		15,950

Total Assets		$19,989		$22,308

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and accounts payable	17,735		$34,027
Due to shareholders	21,323		16,323

Total Current Liabilities		39,058		$50,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock,, $.001 par value,
Authorized 10,000,000 shares, none issued			0
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 6,434,000	643		480
Additional paid in capital	267,707		213,020
Accumulated other comprehensive gain (loss)	0		0
Retained Earnings (Deficit)	$(287,419)		(241,542)

Total Stockholders' Equity		(19,069)		(28,042)

Total Liabilities and Stockholders' Equity		$19,989		$22,308

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Periods

			Accumulated
			From Inception
	April 1, 2008	April 1, 2007-	July 27, 2004-
	June 30, 2008	June 30, 2007	June 30, 2008

Cash flows from operating activities
Net Income (loss)	(45,877)	$(13,086)	$(287,419)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	14,000	14,000	141,000
Depreciation and amortization	1,450	1,450	14,500

Changes in assets and liabilities:
Accounts receivable	254	774	(977)
Accrued expenses	$(16,292)	-2,016	17,735

	$(46,465)
Net cash provided ( used) in operating activities		1,122	(115,161)

Cash flows from investing activities
Purchase of fixed assets & intellectual properties	0	0	(29,000)
			0
Net cash provided (used) in investing activities	0	0	(29,000)

Cash flows from financing activities
Officers loans	5,000	0	21,323

Issuance of common stock for services rendered	16,850		26,850
Sale of units	24,000	0	34,000
Additional paid in capital credited for shareholder contributions	0	0	66,500

Net cash provided (used) by financing activities	$45,850	0	148,673

Net increase (decrease ) in cash	(615)	1,122	4,512

Cash and cash equivalents, beginning of period	5,126	7,179	0

Cash and cash equivalents, end of period	4,511	$8,301	$4,511

Supplemental disclosures

Noncash investing and financing activities:
Additional paid in capital credited in exchange for Intellectual property	0	$-	$66,500
Issuance of common stock in exchange for services rendered	16,850	$-	$26,850
Officers Compensation and Rent credited to Additional Paid in capital	14,000	$14,000	141,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Operations
For the Periods

			Accumulated
			from inception
	April 1, 2008-	April 1, 2007-	(July 27, 2004)-
	June 30, 2008	June 30, 2007	June 30, 2008

REVENUES	$3,713	$6,297	$45,260

OPERATING EXPENSES
General and administrative	17,290	18,025	159,415
Officers' compensation & rent	14,000	14,000	141,000
Depreciation and amortization	1,450	1,450	14,735
Services Rendered	16,850	0	16,850
Total operating expenses	49,590	33,475	332,000

Income (loss) from operations	($45,877)	(27,178)	286,740

OTHER INCOME
Investment income	0	0	0

Loss before income taxes	($45,877)	(27,178)	286,740

Federal Income Tax	0	0	0

NET INCOME (LOSS)	($45,877)	($27,178)	$286,740

Discontinued Operations
Loss from discontinued operations	0	0	(679)
Income tax benefit	0	0	0
Net Loss from Discontinued operations	0	0	(679)

NET INCOME (LOSS)	($45,877)	($27,178)	($287,419)

INCOME (LOSS) PER COMMON SHARE-

Basic and Diluted	($0.01)	($0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,854,000	4,733,333

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Three Month Ended June 30, 2008

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008  audited financial statements.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles   generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management is currently seeking funding from significant shareholders and outside funding sources sufficient to  meet its minimal operating expenses.   However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3-DUE TO SHAREHOLDERS

Various funds had been advanced by the CEO, Mr. Ron Kallus  to the company.  As of June 30, 2008  Mr. Kallus has advanced an aggregate of $21,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued

NOTE 5-OFFICERS ' COMPENSATION

The Officer has taken no actual compensation since inception. For financial statement purposes  the Statement of Operations -officers compensation has been charged for $12,500  for the quarter ended June 30, 2008 and 2007 respectively.

NOTE 6-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $1,500 for the quarterly   periods ended June 30,   2008 and 2007, respectively.   Additional paid in capital has been credited for the corresponding amount.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement.   .
As of  June 30, 2008 Mr. Kallus advanced  an aggregate of $21,323.  The Officer has forgiven his right to the interest for the June 30, 2006 loan thus no interest has been charged or accrued.

Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.

NOTE 7- STOCKHOLDERS’ EQUITY

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

Additional paid in capital has been credited $12,500  and $1,500 in the periods ended June 30, 2008  and 2007  respectively for officer's compensation and rent.

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $45,260, of which the sum of $3,713 was generated during the three  month period ending June 30, 2008.    Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Ongoing Development of our GMG Systems.

Our development activities with Kanaga include adding features, fixing problems and integrating new customer driven ideas. Each new feature is being integrated into the commercial operating environment and gets tested immediately under real commercial conditions. Additionally, Kanaga will continue the ongoing development of the GMG Alert System and the GMG Notification application for K-12 Educational Sector.   During the next 12 months we will require  further development costs of $15,000.   Our objective is to continue working with Kanaga during 2008 to support our planned pipeline of products and services.  However, we do not have the funds available for additional development costs.   Further development of the GMG system and other products is dependent on our ability to raise additional funds.

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

If we are successful in raising additional funds, we plan to hire and train key individuals for positions which include global management, marketing, and administrative. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. By the third quarter of 2008, we expect to require approximately 5 employees and anticipate incurring $30,000 per month for payroll. The hiring of employees will be an ongoing process during the company’s existence. Additionally, the Company plans to utilize outside marketing and public relations firms to facilitate strategic alliances with potential franchisers and telemarketers. Depending on the availability of funds, the Company plans to spend $50,000 in advertising and marketing of its products and services during the second Phase of our operations.

Results of Operations:

Revenues:

Revenues during the three  months ended June 30, 2008 was $3,713 compared to $6,297 for the corresponding period ending June 30, 2007.
Expenses:

Total operating expenses for the three months period ended June 30, 2008 was $17,290 as compared to $$18,025 for the three month period ending June 30, 2008.  The decrease in expenses is due partially reflecting a decrease in revenues by 58%.   Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.   We did not incur any post operational expenses during the quarter ending June 30, 2008 as a result of budgetary concerns.

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Development of Product	Twelve Month Period Ending 3-31-2006	Capitalized	$29,000
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development Kanaga	Nine Month Period Ending December 31 ,2007	Expensed	$8,500
Post Operational Development Kanaga	Three Month Ending March 31, 2008	Expensed	$2,000
Post Operational Development Kanaga	Quarter Ending June 30, 2008	-----	$0

The company has not yet succeeded in increasing its revenues while overall administrative expenses have been increasing.    The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of June 30,  2008, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.  If the Company is unable to raise funds in the near future, it may be forced cease operations or seek an alternative.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and an accumulated net loss from inception of ($287,419).   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of June 30, 2008 the Company had $4,511 in cash, compared to $ 5,126 as of March 31, 2008.

Net cash used by operating activities for the three month period ended June 30, 2008 was ($46,465)   as compared to $1,122   for quarter ending June 30, 2007.

Net cash provided by investing activities during the three  month period ending  June 30, 2008 was $0 compared to  0 for the period ended June 30, 2007.

Net cash provided by financing activities for the three month period ended  June 30, 2008 was  $45,850  as compared to $0 for the  corresponding period ending June 30, 2007.  Of that amount, $16,850  represented issuance of stock for services rendered,  the sum of $24,000 represented issuance of stock for sale of units, and the sum of $5,000   consisted of a draw down pursuant to a credit facility loan by Ron Kallus, the Company Chief Executive Officer and Principal shareholder.

At the current level of revenues and expenses, in conjunction with the committed loan from our President, we anticipate we will  not  have sufficient funding to operate for the next 12 months. Additionally, we will need to raise substantial funds in order to launch a broad marketing campaign to attract clients for our product in order to become a viable business. We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent our planned development and our marketing effort which is necessary for our business to become viable.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending June 30,  2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

VGTel, Inc.
/s/ /Ron Kallus
August 13, 2008

VGTel, Inc.

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: August 14, 2008	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: August 14, 2008	By:	/s/ Ron Kallus

Title, Principal Accounting Officer