Form 10-Q
period 2008-09-30
VGTel, Inc.
filed 2008-11-12
CIK 1355451

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR THE QUARTER ENDED September  30, 2008

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ending September  30, 2008

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

Ron Kallus, CEO
2 Ingrid Road
Setauket, NY 11733-2218
Tel: 631-458-1120

(Address and Telephone Number of Registrants Principal Place of Business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 12, 2008 was 6,434,000 shares.

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements

		Balance Sheet at September 30, 2008 (Unaudited) and March 31, 2008 (Audited)	2
		Statement of Cash Flows for Six Month Ending September 30, 2008 and 2007 (Unaudited)	3
		Statement of Operations for Three and Six Month Ending September 30, 2008 and 2007 (Unaudited)	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	10
Item	2	Changes in Securities	10
Item	3	Default Upon Senior Securities	10
Item	4	Submission of Matters to a Vote of Securities Holders	10
Item	5	Other Information	10
Item	6	Exhibits And Reports on Form 8K	10

Item 1.  Financial Statements

VGTel, Inc.
(A Development Stage Company)
Balance Sheet
As at

	September 30,		March 31,
	2008		2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,354		$5,126
Accounts receivable	1,929		1,232

Total Current Assets		$4,283		$6,358

FIXED AND OTHER ASSETS
Property and equipment	4,744		4,744

less: Accumulated depreciation	(4,744)		(4,744)
Net- Property and equipment	0		0
Intellectual property	29,000		29,000
less: Accumulated amortization	(15,950)		(13,050)
Net -Intellectual property	13,050		15,950
Deferred tax asset	0		0

Total Fixed and Other Assets		13,050		15,950

Total Assets		$17,333		$22,308

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and accounts payable	$0.00		$34,027
Due to shareholders	41,065		16,323

Total Current Liabilities		41,065		$50,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock,, $.001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 6,434,000 4,800,00	643		480
Additional paid in capital	281,707		213,020
Accumulated other comprehensive gain (loss)	0		0
Retained Earnings (Deficit)	$(306,082)		(241,542)

Total Stockholders' Equity		(23,732)		(28,042)

Total Liabilities and Stockholders' Equity		$17,333		$22,308

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Periods

			Accumulated
	Six Month Period	Six Month Period	From Inception
	April 1, 2008	April 1, 2007	July 27, 2004-
	September 30, 2008	September 30, 2007	September 30, 2008

Cash flows from operating activities
Net Income (loss)	$(64,540)	$(37,441)	$(306,082)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	28,000	28,000	155,000
Depreciation and amortization	2,900	2,900	15,950

Changes in assets and liabilities:
Accrued expenses	(34,027)	(4,483)	0
Accounts Receivable	(697)		(1,930)

Net cash provided ( used) in operating activities	(68,364)	95	(137,062)

Cash flows from investing activities
Purchase of fixed assets & intellectual properties	0	0	(29,000)
			0
Net cash provided (used) in investing activities	0	0	(29,000)

Cash flows from financing activities
Officers Loan	24,742	0	41,065
Issuance of common stock for services rendered	16,850	0	26,850
Sale of units		0	34,000
Additional paid in capital credited for shareholder contributions	24,000	0	66,500

Net increase provided (used) in financing activities	65,592	0	168,415

Net increase (decrease ) in cash	2,772	95	2,354

Cash and cash equivalents, beginning of period	5,126	7,179	0

Cash and cash equivalents, end of period	$2,354	$7,274	$2,354

Supplemental disclosures

Noncash investing and financing activities:
Additional paid in capital credited in exchange for Intellectual property	$0	$0	$66,500
Issuance of common stock in exchange for services rendered	16,850	$0	$26,850
Officers Compensation and Rent credited to Additional Paid in capital	28,000	$____________28,000	$155,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Operations
For the Periods

	Three Month Period		Six Month Period		Accumulated from
					Inception
	July 1, 2008	July 1, 2007	April 1, 2008	April 1, 2007	(July 27, 2004)-
	Sep. 30, 2008	Sep. 30, 2007	Sep. 30, 2008	September 30, 2007	September 30, 2008

REVENUES	$5,651	$2,957	$9,364	$7,683	$50,911

OPERATING EXPENSES
General and administrative	8,864	11,832	43,004	14,229	185,129
Officers' compensation & rent	14,000	14,000	28,000	28,000	155,000
Depreciation and amortization	1,450	1,450	2,900	2,900	16,185
Total operating expenses	24,314	27,282	73,904	45,124	356,314

Income (loss) from operations	$(18,675)	$(24,325)	$(64,540)	$(37,441)	$(305,403)

OTHER INCOME
Investment income

Loss before income taxes	$(18,675)	$(24,325)	$(64,540)	$(37,410)	$(305,403)

Federal Income Tax

NET INCOME (LOSS)	$(18,675)	$(24,325)	$(64,540)	$(37,410)	$(305,403)

Discontinued Operations
Loss from discontinued operations	0	0	0	0	(679)
Income tax benefit	0	0	0	0	0
Net Loss from Discontinued	0	0		0	(679)
operations
NET INCOME (LOSS)	$(18,675)	$(24,325)	$(64,540)	$(37,410)	$(306,082)
PER COMMON SHARE-
INCOME (LOSS)

Basic and Diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,434,000	4,800,000	6,300,000	4,800,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Three Month Ended September 30, 2008

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September  30, 2008   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008  audited financial statements.  The results of operations for the period ended September  30, 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3-DUE TO SHAREHOLDERS

Various funds had been advanced by the CEO, Mr. Ron Kallus  to the company.  As of September  30, 2008  Mr. Kallus has advanced an aggregate of $41,065.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued

NOTE 5-OFFICERS ' COMPENSATION

The Officer has taken no actual compensation since inception. For financial statement purposes  the Statement of Operations -officers compensation has been charged for $12,500  for the quarter ended September  30, 2008 and 2007 respectively.

NOTE 6-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $1,500 for the quarterly   periods ended Setember  30,   2008 and 2007, respectively.   Additional paid in capital has been credited for the corresponding amount.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement.   .
As of  September 30, 2008 Mr. Kallus advanced  an aggregate of $41,065.  The Officer has forgiven his right to the interest for the June 30, 2006 loan thus no interest has been charged or accrued.

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

Additional paid in capital has been credited for $12,500 and $1,500 in periods ending September 30, 2008 and 2007 respectively for officer's compensation and rent.

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $50,911, of which the sum of $5,651 was generated during the three  month period ending September 30, 2008.    Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

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

Results of Operations:

Revenues:

Revenues during the three  months ended September  30, 2008 was $5,651 compared to $2,957 for the corresponding period ending September 30, 2007.  Revenues during the six month period ending September 30, 2008 was $9,364 as compared to $7,683  for the corresponding period ending September  30, 2007.

Total operating expenses for the three months period ended September  30, 2008 was $24,314 as compared to $27,282 for  the three month period ending September 30, 2008.    Total operating expenses for the six  months period ended September  30, 2008 was $73,904 as compared to $45, 124 six  month period ending September 30, 2008.  Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

Net loss for the three months period ended September  30, 2008 was $18,675 as compared to $24,325 for  the three month period ending September 30, 2008.   Net loss for the Six months period ended September  30, 2008 was $65,540 as compared to 37,441 for the six  month period ending September 30, 2008.

We incurred $4,500 additional development  expenses during the quarter ending September  30, 2008.

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Development of Product	Twelve Month Period Ending 3-31-2006	Capitalized	$29,000
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development Kanaga	Nine Month Period Ending December 31 ,2007	Expensed	$8,500
Post Operational Development Kanaga	Three Month Ending March 31, 2008	Expensed	$2,000
Post Operational Development Kanaga	Quarter Ending June 30, 2008	-----	$0
Post Operational Development Kanaga	Quarter Ending September 30, 2008	Expensed	$$4,500

The company has not yet succeeded in increasing its revenues while overall administrative expenses have been increasing.    The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of September  30,  2008, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.  If the Company is unable to raise funds in the near future, it may be forced cease operations or seek an alternative.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and an accumulated net loss from inception of ($306,082).   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of September  30, 2008 the Company had $2,354 in cash, compared to $ 5,126 as of March 31, 2008.

Net cash used by operating activities for the Six  month period ended September  30, 2008 was ($68,364)   as compared to $95 for Six Month  ending September  30, 2007.

Net cash provided by investing activities during the Six Month period ending  September 30, 2008 was $0 compared to  0 for the period ended September  30, 2007.

Net cash provided by financing activities for the Six month period ended  September  30, 2008 was  $24,742 as compared to $0 for the  corresponding period ending September 30, 2007.   This amount represents additional funds advanced by Ron Kallus  pursuant to a credit facility loan by Ron Kallus, the Company Chief Executive Officer and Principal shareholder.   During the three month period accrued payable declined to -0-.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending September  30,  2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

VGTel, Inc.
/s/ /Ron Kallus
November 12, 2008

VGTel, Inc.

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: November 12, 2008	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: November 12, 2008	By:	/s/ Ron Kallus

Title, Principal Accounting Officer