Form 10-Q/A
period 2008-09-30
VGTel, Inc.
filed 2009-01-07
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes x  No ¨

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 12, 2008 was 6,434,000 shares.

EXPLANATORY NOTE

This Amendment on Form 10Q to the Quarterly Report for the quarter ended September  30, 2008, of the Registrant which was filed with the Securities Exchange Commission on November 12,  2008, (the “Original Filing”) is being filed to amend Item 3.  Control and Procedures, to fully comply with Rule 13A-15E,  and to amend  Exhibit 31-1 of the Original Filing.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date this Amendment  on Form 10Q.

Except for the Amendment described above, this Form 10-QA does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated herein by reference.

Amendments:

Item 3. Controls & Procedures:

(a) Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer , after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, concluded that our disclosure controls and procedures are effective based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VGTel, Inc.

/s/ /Ron Kallus

January 6, 2008

VGTel, Inc.

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: January 6, 2008	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: January 6, 2008	By:	/s/ Ron Kallus

Title, Principal Accounting Officer