Form 10-Q
period 2008-12-31
VGTel, Inc.
filed 2009-02-10
CIK 1355451

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR THE QUARTER ENDED December 31,  2008

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ending December 31, 2008

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of February 10, 2009 was 6,434,000 shares.

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements

		Balance Sheet at December 31, 2008 (Unaudited) and March 31, 2008 (Audited)	2
		Statement of Cash Flows for Nine Month Ending December 31, 2008 and 2007 (Unaudited)	3
		Statement of Operations for Three and Nine Month Ending December 31, 2008 and 2007(Unaudited)	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	10
Item	2	Changes in Securities	10
Item	3	Default Upon Senior Securities	10
Item	4	Submission of Matters to a Vote of Securities Holders	10
Item	5	Other Information	10
Item	6	Exhibits And Reports on Form 8K	10

Item 1.  Financial Statements

VGTel, Inc.
(A Development Stage Company)
Balance Sheet
As at

	December 31,		March 31,
	2008		2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,791		$5,126
Accounts receivable	7,952		1,232

Total Current Assets		$9,743		$6,358

FIXED AND OTHER ASSETS
Property and equipment	4,744		4,744

less: Accumulated depreciation	(4,744)		(4,744)
Net- Property and equipment	0		0
Intellectual property	29,000		29,000
less: Accumulated amortization	(17,400)		(13,050)
Net -Intellectual property	11,600		15,950
Deferred tax asset	0		0

Total Fixed and Other Assets		11,600		15,950

Total Assets		$21,343		$22,308

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and accounts payable	$1,571		$34,027
Due to shareholders	41,065		16,323

Total Current Liabilities		42,636		$50,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock,, $.001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 6,434,000 4,800,00	643		480
Additional paid in capital	295,707		213,020
Accumulated other comprehensive gain (loss)	0		0
Retained Earnings (Deficit)	$(317,643)		(241,542)

Total Stockholders' Equity		(21,293)		(28,042)

Total Liabilities and Stockholders' Equity		$21,343		$22,308

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Periods

			Accumulated
	Nine Month Period	Nine Month Period	From Inception
	April 1, 2008	April 1, 2007	July 27, 2004-
	December 31, 2008	December 31, 2007	December 31, 2008

Cash flows from operating activities
Net Income (loss)	($76,101)	($57,371)	($317,643)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Officers compensation & Rent charged to paid in capital	42,000	42,000	169,000
Depreciation and amortization	4,350	4,350	17,400

Changes in assets and liabilities:
Accrued expenses	(32,456)	2,034	1,571
Accounts Receivable	(6,720)	8,649	(7,952)

Net cash provided ( used) in operating activities	(68,927)	(338)	(137,624)

Cash flows from investing activities
Purchase of fixed assets & intellectual properties	0	0	(29,000)
			0
Net cash provided (used) in investing activities	0	0	(29,000)

Cash flows from financing activities
Officers Loan	24,742	0	41,065
Sale of Common Stock	24,000		34,000
Issuance of common stock for services rendered	16,850	0	26,850
Additional paid in capital credited for shareholder contributions	0	0	66,500

Net increase provided (used) in financing activities	65,592	0	168,415

Net increase (decrease ) in cash	($3,335)	($338)	$ 1,791

Cash and cash equivalents, beginning of period	5,126	7,179	0

Cash and cash equivalents, end of period	$1,791	$6,841	$1,791

Supplemental disclosures

Noncash investing and financing activities:
Additional paid in capital credited in exchange for Intellectual property
Issuance of common stock in exchange for services rendered	$0	$0	$ 66,500
Officers Compensation and Rent credited to Additional Paid in capital	42,000	$0	$ 169,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Statement of Operations
For the Periods

	Three Month Period	Three Month Period	Nine Month Period	Nine Month Period	Accumulated from
					Inception
	October 1, 2008	October 1, 2007	April 1, 2008	April 1, 2007	(July 27, 2004)-
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

REVENUES	$14,259	$4,642	$23,623	$12,329	$65,170

OPERATING EXPENSES
General and administrative	10,370	9,105	53,374	23,349	195,734
Officers' compensation & rent	14,000	14,000	42,000	42,000	169,000
Depreciation and amortization	1,450	1,450	4,350	4,350	17,400
Total operating expenses	25,820	24,555	99,724	69,700	382,134

Income (loss) from operations	$(11,561)	$(19,913)	$(76,101)	$(57,371)	$(316,964)

OTHER INCOME
Investment income

Loss before income taxes	$(11,561)	$(19,913)	$(76,101)	$(57,371)	$(316,964)

Federal Income Tax

NET INCOME (LOSS)	$(11,561)	$(19,913)	$(76,101)	$(57,371)	$(316,964)

Discontinued Operations
Loss from discontinued operations	0	0	0	0	(679)
Income tax benefit	0	0	0	0	0
Net Loss from Discontinued	0	0		0	(679)
operations
NET INCOME (LOSS)	$(11,561)	$(19,913)	$(64,540)	$(57,371)	$(317,643)
PER COMMON SHARE-
INCOME (LOSS)

Basic and Diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,434,000	4,800,000	6,300,000	4,800,000

See accompanying notes to financial statements

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Three Month Ended December 31, 2008

NOTE 1 -  FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  December 31, 2008   and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008  audited financial statements.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3-DUE TO SHAREHOLDERS

Various funds had been advanced by the CEO, Mr. Ron Kallus  to the company.  As of  December 31, 2008  Mr. Kallus has advanced an aggregate of $41,065.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued

NOTE 5-OFFICERS ' COMPENSATION

The Officer has taken no actual compensation since inception. For financial statement purposes  the Statement of Operations -officers compensation has been charged for $12,500  for the quarter ended  December 31, 2008 and 2007 respectively.

NOTE 6-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $1,500 for the quarterly   periods ended  December 31,  2008 and 2007, respectively.   Additional paid in capital has been credited for the corresponding amount.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement.   .
As of   December 31,  2008 Mr. Kallus advanced  an aggregate of $41,065.  The Officer has forgiven his right to the interest for the June 30, 2006 loan thus no interest has been charged or accrued.

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

Additional paid in capital has been credited for $12,500 and $1,500 in periods ending  December 31,  2008 and 2007 respectively for officer's compensation and rent

Item 2.  Management Discussion & Analysis

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $65,170, of which the sum of $14,259 was generated during the three  month period ending  December 31, 2008.    Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Ongoing Development of our GMG Systems.

Our development activities with Kanaga include adding features, fixing problems and integrating new customer driven ideas. Each new feature is being integrated into the commercial operating environment and gets tested immediately under real commercial conditions. Additionally, Kanaga will continue the ongoing development of the GMG Alert System and the GMG Notification application for K-12 Educational Sector.   During the next 12 months we will require  further development costs of $15,000.   Our objective is to continue working with Kanaga during 2009 to support our planned pipeline of products and services.  However, we do not have the funds available for additional development costs.   Further development of the GMG system and other products is dependent on our ability to raise additional funds.

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

Results of Operations:

Revenues:

Revenues during the three  months ended  December 31,  2008 was $14,259 compared to $4,642 for the corresponding period ending December 31, 2007.  Revenues during the nine month period ending  December 31, 2008 was $ 23,623 as compared to $12,329 for the corresponding period ending  December 31, 2007.

Total operating expenses for the three months period ended December 31, 2008 was $25,820 as compared to $24,555 for  the three month period ending December 31, 2007.    Total operating expenses for the nine months period ended  December 31, 2008 was $99,724 as compared to $69,700 nine month period ending December 31, 2007.  Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

Net loss for the three months period ended  December 31 2008 was $11,561 as compared to $19,913 for  the three month period ending December 31, 2008.   Net loss for the nine  months period ended December 31, 2008 was $76,101 as compared to  $57,371 for the nine   month period ending  December 31, 2007.
We incurred $4,800 additional development  expenses during the quarter ending December 31, 2008.

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Development of Product	Twelve Month Period Ending 3-31-2006	Capitalized	$29,000
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development Kanaga	Nine Month Period Ending December 31 ,2007	Expensed	$8,500
Post Operational Development Kanaga	Three Month Ending March 31, 2008	Expensed	$2,000
Post Operational Development Kanaga	Quarter Ending June 30, 2008	-----	$0
Post Operational Development Kanaga	Quarter Ending September 30, 2008	Expensed	$$4,500
Post Operational Development Kanaga	Quarter Edning December 31, 2008	Expensed	$4,800

The company has not yet succeeded in increasing its revenues while overall administrative expenses have been increasing.    The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of  December 31, 2008, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.  If the Company is unable to raise funds in the near future, it may be forced cease operations or seek an alternative.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and an accumulated net loss from inception of ($316,964).   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of  December 31, the Company had $1,791 in cash, compared to $ 5,126 as of March 31, 2008.

Net cash used by operating activities for the nine   month period ended  December 31, 2008 was ($68,927)   as compared to $(338)  for nine Month  ending December 31, 2007. Net cash provided by investing activities during the nine Month period ending  December 31, 2008 was $0 compared to  0 for the period ended December 31,  2007.

Net cash provided by financing activities for the nine month period ended  December 31, 2008 was  $24,742 as compared to $0 for the  corresponding period ending December 31, 2007.   This amount represents additional funds advanced by Ron Kallus  pursuant to a credit facility loan by Ron Kallus, the Company Chief Executive Officer and Principal shareholder.   During the three month period accrued payable declined to -0-.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending  December 31, 2008 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

Exhibit 31.1   Sarbanes Oxley Certification
Exhibit 32.1   Sarbanes Oxley Certification

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTel, Inc.
/s/ /Ron Kallus
February 10, 2009

VGTel, Inc.

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: February 10, 2009	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: February 10, 2009	By:	/s/ Ron Kallus

Title, Principal Accounting Officer