Form 10-K
period 2009-03-31
VGTel, Inc.
filed 2009-06-12
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

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
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Shares par value  $.0001 per share

Common Stock, $0.0001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,000 based on the current bid price of $0.02 per share as quoted on the OTC Bulletin Board as of June 10, 2009
As of June 10, 2009, the Registrant had outstanding 6,433,900 shares of Common Stock with a par value of $0.0001 per share.

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

The chart below illustrates the cost comparisons between (1) Call Centers using traditional telemarketing equipment based on report published by Beagle Research Group, LLC March 2006 (2) Call Centers using first generation VOIP products, based on report published in Business Communications Review November 2006. and (3) Our GMG product. See footnotes below:

	500 lines system	Traditional Call Center1	Existing VOIP Telemarketing Tools Cisco Enterprise2	GMG (5) System
Equipment	Call Center System, Client License	$1500 per Agent $750,000	$865 per Agent $432,500	None
Base Contact Center	One time cost for CRM licensing for concurrent operation	$600 per Line $300,000	$1,100 per Line $550,000	None
Monthly Fixed Costs	Leased from Service providers	$500 per T1 $10,000	$100 per Mb $1,700	None
Calls	Charge per Min.	$0.05	$0.05	$0.03

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

Our Products and Services:

GMG Commercial Telemarketing Services:

In June 2008 our website was upgraded to allow Multilanguage support, currently it support English and Hebrew, while Russian will be the next language to be supported.    During this testing phase, our development team continues to add features, fix problems and integrate new customers driven ideas. Each new feature is being integrated into the commercial operating environment and gets tested immediately under real commercial conditions.

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

We currently depend on Platin, Israel for our total revenues.   We believe they will remain our only client until the GMG product is further developed and refined and ready to serve many clients.   We started negotiating with other companies in Kazakhstan, Turkey and Romania.

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

In parallel with the on going testing and development effort for our GMG telemarketing campaign product, which is currently being used by Platin, we recently undertook the initiative to begin developing a set of Web Services API’s (Application Processing Interface) allowing CRM (Customer Relations Management) systems to use the GMG services without any manual intervention. This will open our services to many clients who currently have limited communications with their customers because the need to manually make the actual calls and follow-ups.

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

Phase II

VGTel’s Products & Services:

Depending on our ability to raise additional funds, we anticipate our Phase II of our Products and Services will be implemented in 2009-2010.

Having built the VOIP based server, and the application builder tool, the Company will offer a variety of additional services such as:

1. Tele-Shir

The service enables customers to select a greetings occasion, and choose, from a list of played tunes, the one he would like to be sent. Then the system allows the customer to record his own greetings, set time+date and a phone number to dial. All the information is stored in a data base, and retrieved on time to be routed to the desired destination.The system support tunes for the following occasions:
•	General Salutations Get well
•	Greeting to a loved one (Male or Female)
•	Holiday greetings
•	Birthday
•	Wedding
•	Popular Songs
•	Patriotic Songs

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

 We plan to compile lists of targets consisting of:
•	Political parties for national, and local offices of government
•	Schools Charity collecting organizations
•	Providers of products such as supermarkets, chain stores,
•	Public Relations Companies on behalf of their clients Companies currently using telemarketing campaign products
•	Companies currently providing telemarketing campaign products.

Beginning in December 2009, we plan to announce our services using our GMG system to the aforementioned targets in the US, Canada and Israel. We plan to target customers that will use our system to support their already established clients who will provide us with a quicker market penetration. Additionally we plan to target direct users of our system to use the system for their own purposes.

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

In February 2009 we started negotiating contracts with principals of the few franchised locations as detailed above under the sub-heading "Global Franchise Partners", which represent different market opportunities, providing the best learning ground for future expansion of the business.  We have not signed any definitive agreements to date.

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

We currently depend on Platin, Israel for our total revenues. We believe they will remain our only client until the GMG product is further developed and refined and ready to serve many clients. We anticipate that we will reach this stage in September 2009, when we will slowly start adding a few additional customers. We believe that by December 2009 our product will be well enough refined and developed with many additional features and capabilities and will be ready to serve unlimited number of customers requiring telemarketing services.

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

Provisional Patent preserves the rights to apply for a regular patent within 12 months, while recognizing the application’s date to the date in which the provisional patent application was submitted. Thus, we will get a priority on any one who will apply for a similar patent during this year. Failure to file for the full patent protection within the one year period terminates the priority rights acquired through the provisional patent application. The cost of applying for a full patent is approximately $3,500. Filing for a full patent does not insure that a patent will be granted.  The Company has not filed for a full patent; consequently the provisional patent has expired.   The Company plans to file for a full patent when it is successful in raising additional funds.

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

10. Employees:

The business of VGTel, Inc. is managed by Mr. Kallus, our CEO. Our future success depends in large part upon our ability to attract and retain highly qualified employees. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our senior management or other key employees or that we will be able to attract and retain additional qualified personnel in the future.

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

2. OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILIITY TO CONTINUE AS A GOING CONCERN .

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

We need substantial additional capital to expand our marketing and sales efforts. Our current level of income and expenses along with a loan commitment from our CEO are expected to fund operations for the next six months. However we will need to raise substantial funds to further develop and market our product to potential clients which is essential for us to become a viable business. We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent our planned development and expansion, which could result in less revenue and less cash to fund operations. If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock ..

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

7. FAILURE FOR OUR COMPANY TO PERFORM FOR OUR CLIENTS MAY RESULT IN REDUCED REVENUES OR CLAIMS FOR DAMAGES WHICH MAY CAUSE US TO LOSE CLIENTS AND MAY RESULT IN OUR GOING OUT OF BUSINESS.

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

8. WE ARE DEPENDENT UPON OUR CHIEF EXECUTIVE OFFICER, RON KALLUS, TO DEVELOP OUR BUSINESS. IF WE LOSE MR. KALLUS OR IF HE DOES NOT ADEQUATELY DEVELOP OUR BUSINESS, THEN WE WILL GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

At the outset, our success will depend entirely on the ability of Ron Kallus to launch our business. We do not carry a “key person” life insurance policy on any of our officers and directors. The loss of Mr. Kallus would devastate our business. At the present time there are three officers in the company: Ron Kallus our President and Chief Executive Officer is devoting his full time to operate the company business while Mr. Hason, our Chief Marketing Officer, is devoting 20% of his time to develop the marketing strategy and Niva Kallus, Corporate Secretary is devoting 5% of her time to look over the company operations ensuring it is done according with the relevant regulations. Ron Kallus is the only officer devoting his full time to the operations of the Company. Mr. Kallus will be responsible for all business matters of the Company. In the event that Mr. Kallus ceases to devote his full time to our business, it will adversely affect our ability to conduct business and may cause a total loss of your investment ..

9. OUR PROMOTIONAL AND MARKETING EFFORTS MAY NOT RESULT IN GENERATION OF ANY REVENUE WHICH MAY CAUSE OUR BUSINESS TO FAIL AND FOR YOU TO LOSE YOUR INVESTMENT

If our promotional and marketing efforts do not attract customers, then we will not generate any revenue. We intend to target customers that will need our services. If we do not attract customers through our promotional and marketing efforts, then it is likely that our business will fail and cause you to lose your investment.

10. THE FAILURE OF OUR BUSINESS AND OUR CUSTOMER SERVICE SUPPORT SYSTEMS TO PERFORM AS WE EXPECT, COULD CAUSE US TO LOSE CUSTOMERS AND/OR MAKE IT DIFFICULT TO OBTAIN NEW CUSTOMERS, WHICH COULD RESULT IN REDUCED REVENUES, POSSIBLY CAUSING US TO GO OUT OF BUSINESS ..

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

RISKS RELATED TO OUR INDUSTRY.

11. OUR RIGHTS TO THE USE OF TELECOMMUNICATIONS FACILITIES AND TELECOMMUNICATIONS BANDWIDTH THAT MAKE UP OUR NETWORK MAY BE AFFECTED BY THE FINANCIAL HEALTH OF THE TELECOMMUNICATIONS FACILITY AND BANDWIDTH PROVIDERS WHICH COULD RESTRICT OUR ACCESS TO ESSENTIAL SERVICES AND COULD REDUCE OUR REVENUE OR INCREASE OUR OPERATING COSTS WHICH MAY CAUSE US TO GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT .

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

12. THE OPERATION, ADMINISTRATION, MAINTENANCE AND SUPPORT OF OUR SYSTEMS ARE SUBJECT TO RISKS THAT COULD LEAD TO INTERRUPTIONS IN OUR SERVICES AND THE FAILURE OF OUR SYSTEMS TO OPERATE AS INTENDED, WHICH COULD RESULT IN LESS REVENUE AND/OR HIGHER OPERATING COSTS WE MAY CAUSE US TO LOSE CUSTOMERS ..

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

13. THE PRICES FOR TELECOMMUNICATIONS SERVICES HAVE BEEN DECREASING, AND WE EXPECT THAT SUCH DECREASES WILL CONTINUE OVER TIME, THUS REDUCING OUR ANTICIPATED REVENUES AND ANY MARGIN OF PROFIT WE MAY REALIZE. WITHOUT SUFFICIENT REVENUES TO COVER OUR EXPENSES AND GENERATE A PROFIT, WE WILL GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

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

14. CHANGES IN REGULATORY ENVIRONMENTS MAY REQUIRE US TO OBTAIN AND MAINTAIN A NUMBER OF GOVERNMENTAL LICENSES AND PERMITS, WHICH COULD BE AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND THERE IS NO ASSURANCE WE WILL BE ABLE TO OBTAIN OR MAINTAIN THE LICENSES OR PERMITS, THUS WE MAY BE FORCED TO GO OUT OF BUSINESS AND CAUSE YOU TO LOSE YOUR INVESTMENT.

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

15. ATTEMPTS TO LIMIT THE BASIC COMPETITIVE FRAMEWORK OF THE TELECOM ACT COULD INTERFERE WITH THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN, WHICH COULD INCREASE OUR OPERATING COSTS AND/OR REDUCE OUR REVENUES .

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

18. OUR POTENTIAL CLIENTS MAY ADOPT TECHNOLOGIES THAT DECREASE THE DEMAND FOR OUR SERVICES, WHICH COULD REDUCE OUR REVENUES AND CAUSE US TO GO OUT OF BUSINESS AND FOR YOU TO LOSE YOUR INVESTMENT.

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

19. SYSTEM FAILURES COULD PREVENT ACCESS TO OUR WEBSITE AND PREVENT OUR CLIENTS FROM USING OUR SYSTEM THEREBY REDUCING OUR REVENUES. IF WE DO NOT GENERATE SUFFICIENT REVENUES TO COVER OUR EXPENSES AND GENERATE A PROFIT, WE MAY GO OUT OF BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

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

20. OUR OPERATING RESULTS COULD BE IMPAIRED IF WE BECOME SUBJECT TO BURDENSOME REGULATIONS, LEGAL UNCERTAINTIES, AND/OR FEES CONCERNING OPERATION OF OUR WEBSITE WHICH MAY INCREASE OUR EXPENSES AND CAUSE US TO GO OUT OF BUSINESS.

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

21 WE ARE SUBJECT TO THE POLITICAL, AND MILITARY CONDITIONS OF EACH COUNTRY IN WHICH WE PLAN TO SELL OUR SERVICES. POLITICAL UNREST COULD INTERRUPT OUR BUSINESS WHICH COULD CAUSE US TO LOSE REVENUES WHICH MAY LEAD TO OUR GOING OUT OF BUSINESS.

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

22. AS A NEWLY REPORTING COMPANY UNDER THE EXCHANGE ACT, WE WILL BE SUBJECT TO CERTAIN PROVISIONS OF THE SARBANES-OXLEY ACT OF 2002 AFFECTING CORPORATE GOVERNANCE, SECURITIES DISCLOSURE, COMPLIANCE PRACTICES, INTERNAL AUDITS, DISCLOSURE CONTROLS AND PROCEDURES AND FINANCIAL REPORTING AND ACCOUNTING SYSTEMS. NONE OF OUR OFFICERS AND DIRECTORS HAVE BEEN ASSOCIATED WITH A PUBLIC COMPANY PREVIOUSLY, OR HAVE EXPERIENCE OVERSEEING COMPLIANCE WITH THE SARBANES- OXLEY ACT. FAILURE TO COMPLY WITH THE ACT MAY RESULT IN INVESTORS LOSING CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL DISCLOSURE DOCUMENTS AND MAY ALSO RESULT IN OUR STOCK BEING DELISTED FROM THE OTC BULLETIN BOARD. SHOULD THAT OCCUR IT WOULD LIKELY RESULT IN A SUBSTANTIAL DECLINE IN THE PRICE OF OUR STOCK.

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

23. PENNY STOCK RULES MAY MAKE BUYING OR SELLING OF THE COMPANY'S SHARES DIFFICULT WHICH MAY CAUSE YOU TO LOSE PART OR ALL OF YOUR INVESTMENT

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

24. THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. AS WELL, OUR STOCK IS HELD BY A SMALL NUMBER OF INVESTORS THUS REDUCING THE LIQUIDITY OF OUR STOCK AND THE LIKELIHOOD THAT ANY ACTIVE TRADING MARKET WILL DEVELOP. AS A RESULT YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

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

Item 4:  Submission of Matters to a Vote of Security Holders:

None.

PART II

Item 5:  Market for Registrants Common Equity and Related Stockholder Matters

The Company’s Common Stock is quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.   The company has 6,433,900 shares outstanding as of March 31, 2009 and has  approximately 43 shareholders.

Vgtel, Inc.	High	Low

Fiscal year ended March 31, 2008	$0	$0
Quarter Ending June 30, 2008	$0	$0
Quarter Ending September 30, 2008	$1.00	$0.20	*
Quarter Ending December 31, 2008	$5.00	$0.20
Quarter ending Ending March 31, 2009	$6.55	$0.02

*Trading on the OTC Bulletin Board commenced on July 14, 2008.

Item 6:  Selected Financial Data

As a small reporting company, we are not required to provide Selected Financial Data.

Item 7.  Management Discussion & Analysis of Financial Condition and Results of Operations:

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system. For the twelve months ending March 31, 2009, we generated $ 25,896 and during the fiscal year ended March 31, 2008 we generated revenues of $15,840 from Platin.   Consequently, the aggregate revenues we generated to date from our only customer, Platin Ltd. is $67,443. Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.   Platin is a related party.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

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

Ongoing Development of our GMG Systems.

From the inception of the GMG System, Kanaga provided software development services for an aggregate of $36,250 from inception to  March 31, 2008, and $16,060 during the fiscal year ended March 31, 2009.

During the next 12 months we anticipate our further development costs will be $12,000. Kanaga stopped operating as an on going concern, but we manage to acquire the service of their chief engineer who was responsible for the development of GMG system.  We will continue working with him during 2009 and 2010 to support our planned pipeline of products and services.

During the next twelve months, our development activities include adding features, fixing problems and integrating new customer driven ideas. Each new feature is being integrated into the commercial operating environment and gets tested immediately under real commercial conditions. Additionally, during this period we will continue the ongoing development of the Web Services API’s allowing more large clients who desperately looking for help in their CRM to use our system.

Plan of Operations for the Next 12 Months Period.

The current status of the global market leave us with less hope to obtain the needed financial backup needed for executing our market plan and we will concentrate to use our limited resources to further strengthening the system features and improving its ruggedness.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

·
Continue testing our system with Platin Ltd. our only client to date. During this testing phase, our development activities are continuing to add features, fix problems and integrate new customer driven ideas.

·
Beginning  September  2009, we will be technically able to open the system for few customers  using the newly developed Web-Services, and by December  2009 we believe we will be technically in  a position to serve unlimited number of customers. We currently have no agreement or understanding with any entity to become our client.

·
Beginning in December 2009, we plan to prepare and execute a marketing plan to increase the number of Users to our system. (See Marketing Plan in the section Business under the sub heading Distribution of Products & Services. :)

·
Providing funding will be available, beginning in December  2009, we plan to announce our services using our GMG system to the aforementioned targets in the US and Israel. We plan to target companies that will use our system for their established clients which will provide us with a quicker market penetration since we anticipate that each client that we contract with, will be using our GMG system for many of their clients which will result in many clients using our system.

·
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

·	We plan to initiate phase two of our operations, as soon as we raise additional capital sufficient to support the costs of executing the second phase of our operations.

PHASE II

Expansion Plan:

PHASE II

Expansion Plan:

We plan to initiate Phase II after we complete the activities outlined above for the next twelve months. Executing Phase II is entirely dependent on our ability to raise additional funds.

·
To obtain additional equity financing through Private Placement investments after the Company's registration statement is rendered effective. Raising additional capital is essential to finance the company's expansion of services and territories as described in the Expansion Plan.

·	To continue to develop the multi server capability, in order to increase the capacity of our GMG System to satisfy any required load by the users.

·	To increase the number of content-based products which are being offered through the VGTel website. (See Phase II Products & Services described in the Business section under "Products & Services")

·	.To increase the number of franchises by direct marketing of franchises and recruiting area developers

The Company plans to raise additional funds in order to expand its business and fully execute its Plan of Operations including the Expansion Plan. There is no assurance  that the Company will be successful in raising sufficient funds to execute its expansion agenda.   If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock .

If we are successful in raising additional funds, we plan to hire and train key individuals for positions which include global management, marketing, and administrative. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. By the fourth quarter of 2009, we expect to require approximately 5 employees and anticipate incurring $30,000 per month for payroll. The hiring of employees will be an ongoing process during the company’s existence. Additionally, the Company plans to utilize outside marketing and public relations firms to facilitate strategic alliances with potential franchisers and telemarketers. Depending on the availability of funds, the Company plans to spend $50,000 in advertising and marketing of its products and services during the second Phase of our operations.

Purchase of Significant Equipment

The Company does not plan any purchases of significant Equipment in the next 12 months.

Other:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements.

Off-Balance Sheet Arrangements:

We do not currently have any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to research and development costs, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

RESEARCH & DEVELOPMENT COSTS. Direct research and development activities consist primarily of new product development, continuing engineering for existing products, regulatory and clinical trial costs. Costs related to research and development efforts on existing or potential products are expensed as incurred. Allocated SG&A costs associated with R&D activities have not been included in the R&D expenses; in addition, the costs associated with building and protecting our Intellectual Property are currently included in our SG&A and not counted as direct research and development costs.

IMPAIRMENT OF LONG-LIVED ASSETS, In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), our long-lived assets to be held and used in the business are reviewed for impairment. When impairment is noted, assets are evaluated for impairment at the lowest level for which there is identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. At June 30, 2008, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

INCOME TAXES. Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CONTINGENCIES. In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, distributors, research laboratories and universities, licensors, licensees, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires that we use our best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

ACCOUNTING FOR STOCK BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on June 20, 2007 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

Results of Operations:

Fiscal Year  Ended  March 30, 2009 and March 30, 2008
Revenues:

Revenues for the fiscal year ending March 31, 2009  was $25,896 compared to $15,840 for the fiscal year ended March 31, 2008.

We continued to provide the services to Platin Ltd. during the twelve month period ended March 31, 2009.

Platin, our only client to date is currently testing our system and providing feedback to improve our product.  Platin Ltd. is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director.  Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.

Expenses:

Total operating expenses for the fiscal year ended March 31, 2009 was $125,144 as compared to $101,361  for the fiscal year ended March 31, 2008, an  increase of approximately 23%.     Expenses included General and Administrative expense of $30,434 as compared to $29,061 for fiscal year ending March 31, 2008.  Additionally, the company incurred $16,850 in stock based compensation for services rendered to the Company during the period ending March 31, 2009.  No expenses for services rendered were incurred during the period ending March 31, 2008.   Officers Compensation & Rent amounted to $56,000 during the fiscal year ended March 31, 2009 as compared to from $56,000 during the fiscal year ended March 31, 2008.  Additional Paid in Capital has been credited for these amounts.  Depreciation and Amortization was $5,800 for the fiscal year ended March 31, 2009 compared to $5,800 for the period ending March 31, 2008.  The increase  in expenses in the fiscal year ended March 31, 2009 resulted from  the increase in generated traffic, and in the associated operational costs of $16,850 for services rendered.
Research and development expenses for the fiscal year ended December 31, 2009 increased to $16,060 as compared to $10,500  for the fiscal year ended March 31, 2008. The increase in research and development cost was attributable the fact that  Kanaga was busy fixing bugs and maintaining the system ..

The Company developed the intellectual properties known as Group Messaging Gateway. As of March 31, 2009 the Company and its shareholders have expended an aggregate of  $116,560 of which $87,560 was expensed in the development of this program  and $29,000 of the 116,560 in development costs,  incurred after technological feasibility has been reached and is therefore being capitalized and amortized over a sixty-month period.

Development costs expensed since inception to March 31, 2009 is as follows:

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development (Kanaga)	For the 12 Month Period Ending 3-31-08	Expensed	$10,500
Post Operational Development	For the 12 Month Period Ending 3-31-09	Expensed	$16,060
Total Development Cost Expensed since Inception			$87,560

Net loss

The Company reported a net loss for the twelve month period ending March 31, 2009 of $100,260 or ($0.02) per share as compared to  $85,521 or ($0.02) per share,  for the fiscal year period ending March 31, 2008.

The Company had a  cumulative net losses since its inception of  of $341,802 for the period ending March 31, 2009 as compared to $241,542 for the fiscal year ended March 31, 2008.  The increase  in net loss  is  attributable to the increase in expenses in the fiscal year ended March 31, 2009 resulted from the increase in generated traffic, and in operational costs of $16,850 for services rendered.

Liquidity and Capital Resources:

For the Fiscal Year  Ended March 31, 2009 and March 31, 2008.

As of  March 31, 2009 the Company had  $3,063 as compared to $ 5,126 in cash,  as at March 31, 2008.

Net cash used by operating activities for the fiscal year period ended March 31, 2009 was (41,063) as compared to (2,054) for the fiscal year  ended March 31, 2008.

Net cash provided by investing activities during the fiscal year ending March 31, 2009   was  0 for 2009 and 2008 respectively.
Net cash provided by financing activities furing fiscal year ending March 31, 2009 was $24,000 for sales of Units and  $15,000 loaned to the Company by Ron Kallus compared to $0 net cash provided by investing activities for the previous twelve months period ended March 31, 2008.

Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured facility is payable May 18, 2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  During the period ending March 31, 2007,  Mr. Kallus advanced $12,100 compared to $4,223 in the corresponding period ending March 31, 2006 for an aggregate of $16,323 from inception.   No funds were advanced by Mr. Kallus during the period ending March 31, 2008 and $15,000 were advanced during the period ending March 31, 2009.  The aggregate of the loan advanced by Mr. Kallus is $31,323.    Due to the increase in the credit facility, for the year ended March 31, 2009, the Company has imputed interest using an interest rate of prime plus 1% for a total of $1,012 which was charged to interest expense and credited to additional paid in capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

F-1  -  F-17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

(a) Dismissal of Previous Independent Registered Public Accounting Firm.

On April 27, 2009 , N. Blumenfrucht CPA PC "NBCP" resigned as our independent registered public accounting firm. The Board of Directors (the “Board”) of VGTel, Inc. (the “Company”) approved such resignation on April 27, 2009.

The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

During the two most recent fiscal two years 2008 and 2007 and through the subsequent interim periods through April 27, 2009, the date of resignation, the Company did not have any disagreements with "NBCP" on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to "NBCP's" satisfaction would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, except for the following:

The report on the Company’s financial statements for the fiscal year ended March 31, 2009 and March 31, 2008 contained an explanatory paragraph concluding that there was substantial doubt as to the Company’s ability to continue as a going concern, since the Company had no significant income since inception, and the continuation of the Company as a going concern was dependent upon the Company’s ability to obtain additional financing and upon future profitable operations.

During the most recent two fiscal years 2008 and 2007 and the Subsequent Interim Period, no "reportable events" (as described in Item 304(a)(1)(v) of Regulation S-K) occurred that would be required by Item 304(a)(1)(v) to be disclosed in this report.

The Company provided "NBCP" with a copy of this Current Report on this amended Form 8-K and requested that they furnish it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from "NBCP", and a copy of such letter is filed as Exhibit 16.1 to this Current Report Form 8-K/A.

(b) Engagement of New Independent Registered Public Accounting Firm.

On April 27, 2009, the Board appointed Kempisty & Company Certified Public Accountants, PC, "K &Co." as the Company’s new independent registered public accounting firm. The decision to engage "K &Co." was approved by the Company’s Board of Directors on April 27, 2009.

Prior to April 27, 2009, and during the most recent fiscal years 2008 and 2007 and through the subsequent interim periods through May 14, 2009, the Company did not consult with "K &Co." regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) no written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision of our principal executive officer who is also the  principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).

Based on that evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining “internal control over financial reporting,” as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only a reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive officer who is also the principal financial officer, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer who is also our principal financial officer concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

• The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

• The Company does not have a comprehensive and formalized accounting and procedures manual.

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, this material weakness will continue.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None

PART III

Directors Officers and Promoters:

The following table sets forth, as of  June 12, 2009 the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Item 10:   Directors, Executive Officers,

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of two years and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

Ron Kallus 2 Ingrid Road Setauket, NY 11733-2218 Tel: 631-458-1120	Age- 60	Chairman, CEO, Treasurer
Israel Hason 40 Serlin St., Holon 58298, Israel	Age - 44	Chief Marketing Officer Director
Niva Kallus, 7 Lafayett Ter., Chelmsford, MA 01824	Age - 25	Corporate Secretaries Director.

 Officers & Directors:

 Ron Kallus, Age 60 Chairman, CEO, Treasurer

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

Israel Hason Age 44 Chief Marketing Officer, Director

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

Mr. Hason's Educational Background:
Technicum, Givataim, Israel
B.Sc. Architecture 1983

 Niva Kallus, Age 25  Corporate Secretary , Director.

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

Educational Background:

·	University of Massachusetts, Lowell, MA. 2008

·	First Aid, Emergency Medical Services Authority, CA (2002)

·	CPR, American Heart Association (2002)

·	EMT training program, Merritt College, Oakland, CA (2003)

·	CPR Instructor course, Chelmsford police Department (2004)

Item 11:  Executive Compensation:

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Ron Kallus (1)	President CEO and Chairman Director	2009	$56,000 (4)	0	0	0 (1)	0	0	0
Israel Hason (2)	VP Director	2009	0	0	0	0	0	0	0
Niva Kallus (3)	Secretary Director	2009	0	0	0	0	0	0	0
Ron Kallus (1)	President CEO Chairman Director	2008	$56,000 (4)	0	0	0	0	0	0
Israel Hason (2)	VP Director	2008	0	0	0	0	0	0	0
Niva Kallus (3)	Secretary Director	2008	0	0	0	0	0	0	0

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Transactions:

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of  June 9, 2009 by
(1) all directors and executive officers of the Company, individually and collectively as a group
(2) all stockholders known to the Company to be beneficial owners of more than five percent (5%) of the outstanding Common Stock;

TITLE OR CLASS OF SECURITIES	NAME OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP BEFORE STOCK OFFERING (2)	AMOUNT OF BENEFICIAL OWNERSIP AFTER STOCK OFFERING	PERCENT OF CLASS BEFORE OFFERING	PERCENT OF CLASS AFTER STOCK OFFERING
Common	Ron Kallus	750,000 (1) (2)	750,000	15.625%%	15.625%
Common	Niva Kallus	420,000 (1) (2)	420,000	8.75%	8.75%
Common	Yoav Kallus	420,000 (1) (2)	420,000	8.75%	8.75%
Common	Nathan Kallus	420,000 (1) (2)	420,000	8.75%	8.75%
Common	Israel Hason	750,000 (1) (2)	750,000	15.625%	15.625%
Common	Hyman & Ethel Schwartz	542,510 (3)	542,510	11.30%	11.30%
Common	Ethel Schwartz	0	674,000(3)
Common	The Hyett Group, Ltd.	0	960,000(4)
Common	National Theological Center	251,878 (2)	251,878	5.2%	5.2%
Common	Yeshiva Tov Vechesed	251,878 (2)	251,878	5.2%	5.2%
Common	Brain & Power Ltd.	400,000 (2)	400,000	8.33%	8.33%
Directors & Officers as a Group		2,760,000	2,760,000	57.5%	57.5%

(1) (2)                        Niva Kallus is the daughter of Ron Kallus.

(1) (2)                        Yoav  Kallus is the son of Ron Kallus.

(1) (2)                         Nathan Kallus is the son of Ron Kallsu

(3)  Hyman & Ethel Schwartz owned 542,510 shares since 2002.  On May 27, 2008 the Company sold shares 960,000 to The Hyett Group Ltd.   for a total value of $24,0000.  Hyman is the president and principal officer of The Hyett Group, Ltd.  On May 27, 2008 the company issued 674,000 shares to Ethel Schwartz for accounting and edgarizing services rendered.

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

Item 13:  Certain Relationships and Related Transactions

Niva Kallus is the corporate secretary and the daughter of Ron Kallus, the CEO of the Company.

Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. Platin Ltd. is a telemarketing company that is our only customer to date. In March  2006 Platin Ltd. placed an order for our telemarketing services for the  election in Israel which was scheduled for March 28, 2006. Platin has been using our System ever since for both political campaigns and for commercial telemarketing services they provide to a variety of their clients. We charge Platin a monthly per line cost of $3.0 plus a usage fee of $0.012 per message while the GMG system is in the testing phase.  We generated an aggregate of $67,443 since inception from Platin of which $25,896 was generated during the fiscal year ended March 31, 2009.  Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.   Platin is a related party.   Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured facility is payable May 18, 2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  During the period ending March 31, 2007,  Mr. Kallus advanced $12,100 compared to $4,223 in the corresponding period ending March 31, 2006 for an aggregate of $16,323 from inception.   No funds were advanced by Mr. Kallus during the period ending March 31, 2008 and $15,000 were advanced during the period ending March 31, 2009.  The aggregate of the loan advanced by Mr. Kallus is $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.

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

Yoav Kallus, the son of Ron Kallus provided Research & Develpment services for the Company aggregating $6,250 which expense is part of accrued expenses.  Yoav Kallus has agreed to waive payment of his outstanding fees until the company has sufficient financial resources available.

NYN International LLC provides hosting and internet services to the Company and bills the Company for $2160 for each quarter.  Ron Kallus is the principal of NYN International LLC.   The Accounts Payable includes the sum of $6,480  owed for hosting and internet services provided by NYN International LLC.

On May 28, 2008 the Registrant issued 674,000 shares for services rendered valued at $16,850 to Ethel Schwartz for edgarizing and accounting services  in lieu of cash.  The shares issued are restricted shares and are subject to Rule 144.  On May 28, 2008   the Registrant sold in a private placement transaction an aggregate $24,000 of Series A Units of its securities, at a price of $.025 per unit.  The shares were sold to Hyett Group Ltd.  Ethel is a VP of Hyett Group Ltd.

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

Item 14:  Principal Accountant Fees & Services:

(a) Audit Fees. During the years ended March 31, 2009 fees billed by the Company's auditors, Kempisty & Company CPA for services rendered for the audit of our annual financial statements and estimated fees for the audit of our financial statements was $5,000.

During the years ended March 31, 2008 fees billed by the Company's prior auditor, N. Blumenfrucht CPA for services rendered for the audit of our annual financial statements for fiscal period ending March 31, 2009 and for the review of the financial statements for quarters ending June 30, 2008 September 30, 2008 and December 31, 2008 amounted to $5,500.

(b) Audit-Related Fees. During years ended April 30, 2009 and 2008, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors received $0 in fees related to preparing and filing the Tax returns for 2009-2008.

PART IV

Item 15:  Exhibits

(a)   Exhibits on Form 8K

On May 28, 2008 we filed an 8K Form disclosing the following:

Item 3.02 Unregistered Sales of Equity Securities

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

On May 15, 2009 we filed an 8K Form disclosing the following:

(a)  Dismissal of Previous Independent Registered Public Accounting Firm.

On April 27, 2009 , N. Blumenfrucht CPA PC  "NBCP" resigned as our independent registered public accounting firm. The Board of Directors (the “Board”) of VGTel, Inc. (the “Company”) approved such resignation on April  27, 2009.

The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

During the two most recent fiscal two years 2008 and 2007 and through the subsequent interim periods through April 27,  2009, the date of resignation, the Company did not have any disagreements with "NBCP"  on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure,  which, if not resolved to "NBCP's" satisfaction  would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, except for the following:

The report  on the Company’s financial statements for the fiscal year ended March 31, 2009 and March 31, 2008 contained an explanatory paragraph concluding that there was substantial doubt as to the Company’s ability to continue as a going concern, since the  Company had no significant income since inception, and the  continuation of the Company as a going concern was dependent upon the Company’s ability to obtain additional financing and upon future profitable operations.

During the most recent two  fiscal years  2008 and 2007 and  the Subsequent Interim Period, no "reportable events" (as described in Item 304(a)(1)(v) of Regulation S-K) occurred that would be required by Item 304(a)(1)(v) to be disclosed in this report.

 The Company provided "NBCP" with a copy of this Current Report on this amended  Form 8-K and requested that they furnish it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from "NBCP", and a copy of such letter is filed as Exhibit 16.1 to this Current Report Form 8-K/A.

(b) Engagement of New Independent Registered Public Accounting Firm.

On April 27, 2009, the Board appointed  Kempisty & Company Certified Public Accountants,  PC, "K &Co."  as the Company’s new independent registered public accounting firm. The decision to engage "K &Co."  was approved by the Company’s Board of Directors on April 27, 2009.

Prior to April 27,  2009,  and during the most recent fiscal years 2008 and 2007  and through the subsequent interim periods through May 14, 2009, the Company did not consult with "K &Co."  regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) no written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Exhibits (b) Filed with this Form 10K

Exhibit 23-1   Consent of N. Blumenfrucht CPA PC
Exhibit 31-1
Exhibit 32-1

VGTEL, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2 -F 3

BALANCE SHEETS	F4

STATEMENTS OF OPERATIONS	F5

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F6

STATEMENTS OF CASH FLOWS	F7

NOTES TO FINANCIAL STATEMENTS	F8 - 17

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VGTel, Inc.
(A development stage company)

We have audited the accompanying balance sheet of VGTel, Inc. (a development stage company) as of March 31, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period July 27, 2004 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, cash flows, and changes in stockholders' deficit for the period July 27, 2004 (inception) through March 31, 2008, which were audited by another auditor whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period July 27, 2004 (inception) through March 31, 2008 is based solely on the reports of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel, Inc. (a development stage company) as of March 31, 2009 and the results of its operations and cash flows for the year then ended and for the period July 24, 2004 (inception) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue and has incurred an accumulated loss of $341,802 since inception.  This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Kempisty & Company
Certified Public Accountants PC
New York, New York
June 2, 2009

N. Blumenfrucht CPA PC
1040 East 22nd Street
Brooklyn New York 11210
Tel.- 718-692-2743
Fax -718-692-2203

The Board of Directors and Stockholders
VGTel Inc.

We have audited the accompanying balance sheet of VGTel Inc. (formerly NYN Inc.) as of March 31, 2008, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended March 31, 2008 and for the periods July 27, 2004 (inception) through March 31, 2008 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel Inc. as of March 31, 2008 and the related statements of operations and cash flows for the years ended March 31, 2008 and for the  period July 27, 2004 (inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States.

As disclosed  in Note 2, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and has had losses since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ N. Blumenfrucht CPA PC

Brooklyn New York
June 26, 2008

VGTel, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$3,063	$5,126
Accounts receivable	900	1,232

Total Current Assets	3,963	6,358

Intellectual property,net (Note 4)	10,150	15,950

Total Assets	$14,113	$22,308

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$500	$14,967
Due to shareholders/others (Note 8)	12,730	19,060
Due to shareholder/officer (Note 7	31,323	16,323

Total Current Liabilities	44,553	50,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value,
authorized 10,000,000 shares; none issued	-	-
Common stock, $.0001 par value,
authorized 200,000,000 shares; issued and
outstanding 6,433,900 and 4,800,000, respectively	643	480
Additional paid in capital	310,719	213,020
Accumulated deficit	(341,802)	(241,542)

Total Stockholders' Deficit	(30,440)	(28,042)

Total Liabilities and Stockholders' Deficit	$14,113	$22,308

The accompanying notes are an integral part of these financial statements

VGTel, Inc.
(A Development Stage Company)
Statements of Operations

			For the
			Period
			July 27, 2004
			(inception)
	For the Year Ended		through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$25,896	$15,840	$67,443

OPERATING EXPENSES
General and administrative	30,434	29,061	101,059
Research & Development Expense	16,060	10,500	87,560
Officers' compensation and rent	56,000	56,000	183,000
Depreciation and amortization Expense	5,800	5,800	19,085
Professional services - consulting	16,850	-	16,850

Total operating expenses	125,144	101,361	407,554

Interest expense	1,012	-	1,012

NET LOSS FROM CONTINUING OPERATIONS	(100,260)	(85,521)	(341,123)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	(679)

NET LOSS	$(100,260)	$(85,521)	$(341,802)

INCOME (LOSS) PER COMMON SHARE-
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding	6,279,833	4,800,000

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period July 27, 2004 (Inception) to March 31, 2009

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, July 27, 2004	-	$-	$-	$-	$-

Intellectual property contributed by officers	-	-	66,500	-	66,500

Issuance of shares to incorporators and others	4,000,000	400	(400)	-	-

Units sold February 2006	400,000	40	9,960	-	10,000

Officers' compensation charged	-	-	15,000	-	15,000

Net loss	-	-	-	(56,426)	(56,426)

Balances, March 31, 2006	4,400,000	440	91,060	(56,426)	35,074

Issuance of shares for services rendered May 2006	400,000	40	9,960	-	10,000

Officers' compensation and rent charged	-	-	56,000	-	56,000

Net loss	-	-	-	(99,595)	(99,595)

Balances, March 31, 2007	4,800,000	480	157,020	(156,021)	1,479

Officers' compensation and rent charged March 31, 2008	-	-	56,000	-	56,000

Net loss	-	-	-	(85,521)	(85,521)

Balances March 31, 2008	4,800,000	480	213,020	(241,542)	(28,042)

Officers' compensation and rent charged March 31, 2009	-	-	56,000	-	56,000

Units sold May 2008	960,000	96	23,904	-	24,000

Issuance of shares for services rendered May 2008	674,000	67	16,783	-	16,850

Imputed interest for due to Ron Kallus	-	-	1,012	-	1,012

Net loss	-	-	-	(100,260)	(100,260)

Balances March 31, 2009	6,433,900	$643	$310,719	$(341,802)	$(30,440)

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the
			Period
			July 27, 2004
			(inception)
	For the Year Ended		through
	March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities
Net Loss	$(100,260)	$(85,521)	$(341,802)
Adjustments to reconcile net loss to net
cash used by operating activities:
Officer's compensation and rent	56,000	56,000	183,000
Intellectual property write down	-	-	66,500
Depreciation and amortization	5,800	5,800	18,850
Imputed interest for due to Ron Kallus	1,012	-	1,012
Issuance for common stock for services rendered	16,850	-	26,850
Changes in assets and liabilities:
Accounts receivable	332	2,272	(900)
Accounts payable	(14,467)	-	500
Due to related shareholders	(6,330)	19,395	12,730
Net cash used by operating activities	(41,063)	(2,054)	(33,260)

Cash flows from investing activities
Purchase of intellectual properties	-	-	(29,000)
Net cash used by investing activities	-	-	(29,000)

Cash flows from financing activities
Sale of units	24,000	-	34,000
Officer loans	15,000	-	31,323
Net cash provided by financing activities	39,000	-	65,323

Net increase (decrease ) in cash	(2,063)	(2,054)	3,063

Cash and cash equivalents, beginning of period	5,126	7,180	-

Cash and cash equivalents, end of period	$3,063	$5,126	$3,063

Supplemental disclosures:

Noncash investing and financing activities:
Issuance of common stock in exchange for intellectual property	$-	$-	$66,500
Officer's compensation and rent credited to additional paid in capital	$56,000	$56,000	$183,000
Issuance of common stock for services rendered	$16,850	$-	$26,850

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

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

The merger has been accounted for as a reverse acquisition using the purchase method of accounting. NYN International, Inc. has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations. As a result of the reverse acquisition, the statements of operations presented herein include the results of NYN International for the years ended March 31, 2006-2008, and include the results of Tribeka Tek for the period from date of acquisition (January 18, 2006 ) to March 31, 2006. Although NYN International was formed in July of 2004 there was no activity prior to April 2005, thus the results for the fiscal periods reflect results from inception.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $341,802 from inception July 27, 2004  to March 31, 2009.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year

The Company has chosen March 31, as its fiscal year end.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Property and Equipment

Depreciation and amortization are recognized principally on the straight line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets.  The estimated useful life of equipment is five years.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.

On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes;” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the financials statements due to its immaterial amount.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive securities.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition

The Company has generated no revenues to date.  The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.   The Company will recognize revenues from the sale of its tutorial CD’s and for its tutorial course memberships after the sale has been made, payment has been received and the CD or access to the learning infrastructure has been delivered to the buyer.

Intellectual Properties

The Company developed the intellectual properties known as Group Messaging Gateway.   As of December 31, 2007 total costs associated with the development of the GMG System was $95,500.   It has been determined that of this amount $29,000 had been incurred after technological feasibility has been reached. All costs prior to technological feasibility have been expensed.   All post development costs have been expensed in the periods incurred. The asset valued at $29,000 is being amortized over a sixty-month period.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended March 31, 2009 and 2008.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective April 1st, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our financial statements and footnote disclosures.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally is expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

                    NOTE 4 – INTANGIBLE ASSETS

                    Intangible asset consists of the following:
	March 31,
	2009	2008
GMG System	$29,000	$29,000
Less: Accumulated amortization	(18,850)	(13,050)
Total	$10,150	$15,950

Intangible assets consist of GMG System which are recorded at cost during the development stage and amortized over a straight-line basis. The amortization expense for the years ended March 31, 2009 and 2008.

NOTE 5 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations officer's compensation has been charged in the amount of $50,000 in the current fiscal period ending March 31, 2009 and for the fiscal year ending March 31, 2008.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

NOTE 6 – ACCOUNTS PAYABLE

Accounts payable includes professional fees payable and monies due to vendors.

NOTE 7 – DUE TO SHAREHOLDER/OFFICER

Various funds had been advanced by the CEO, Mr. Ron Kallus  to the company.  As of March 31, 2009 Mr. Kallus has advanced an aggregate of $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.  The Addendum to the loan agreement extended the loan until December 2008.  Notwithstanding, as of May 12, 2009, Mr. Kallus has  not demanded the funds to be returned to him.

NOTE 8 – DUE TO SHAREHOLDERS/OTHERS

Yoav Kallus, the son of Ron Kallus, the Company CEO,   provided Research & Development services to the Company for $6,250 during the period ended March 31, 2006.  As of March 31, 2009, no payment has been made to Yoav Kallus, consequently said amount is being accrued.

NYN International provides hosting and internet services to the Company.  Ron Kallus, the CEO of the Company is also the president of NYN International LLC.  As of March 31, 2009, NYN International LLC is owed $6,480.

NOTE 9 – ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

Emerging Issues Task Force issue EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF No. 00-19”) requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, the Company determined that the warrants issued in connection with the Common Shares sold to its shareholders should not be classified as a derivative liability due to the fact that the Registration Rights Agreement specifically states that in the event the SEC fails to declare the registration statement effective, the Company has no liability to the warrant holders and has no obligation to pay any penalties.  Furthermore, the Company evaluated the Class A and Class B Warrants and Class C Warrants to determine if the embedded conversion options were derivatives pursuant to SFAS 133 and related interpretations including EITF 00-19. At the time the Warrants were issued, the Company determined that the embedded conversion options are not derivatives because the company was not a publicly traded and the underlying shares are not easily convertible to cash. The company therefore determined that the warrants have no intrinsic value.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $6,000 for the annual  periods ended March 31,  2009 and 2008,  respectively.   Additional paid in capital has been credited for the corresponding amount.

The company signed various contracts to build a Global Messaging Gateway (GMG) and for hosting its servers. This is a web-hosted application, which provides message-broadcasting facility, for business to business, personal, telemarketing, alerting and many more applications.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement. As of March 31, 2009 Mr. Kallus advanced an aggregate of $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.   The Addendum to the loan agreement extended the loan until December 2008.  Notwithstanding,  as of May 12, 2009, Mr. Kallus has  not demanded the funds to be returned to him.

NYN International LLC provides hosting and internet services to the Company and bills the Company for $2,160 for each quarter.  Ron Kallus is the principal of NYN International LLC.   The due to related shareholders includes the sum of $6,480 owed for hosting and internet services provided by NYN International LLC.

In addition the Company is providing its services to a telemarketing company in Israel that is distributing the services to telemarketing clients in Israel.  The services are being provided to Platin, which is a related party to the Company.

Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.

NOTE 11 – STOCKHOLDERS' DEFICIT

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

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 11 – STOCKHOLDERS' DEFICIT (continued)

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

Additional paid in capital has been credited $56,000 in each of the periods ended March 31, 2009 and 2008 respectively for officer's compensation and rent.

Additional paid in capital has been credited $1,012 in the year ended March 31, 2009 for imputed interest for a loan from Ron Kallus.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 12 – RELATED PARTY TRANSACTIONS

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

On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  On May 22, 2007 in a second addendum to the Loan Agreement Mr. Kallus waived all interest  payments for  loan facility,  retroactively from the  March 1, 2006  and declaring the loan facility as interest free.  The Officer had previously forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.

Due to the increase in the credit facility, for the year ended March 31, 2009, the Company has imputed interest using an interest rate of prime plus 1% for a total of $1,012 which was charged to interest expense and credited to additional paid in capital.

Ethel Schwartz former President and Ron Kallus current CEO are both officers and directors of a private R&D company, Digital Power Technologies, Inc. There are no business relationships or synergies between Digital Power Technologies and VGTel Inc.  Both of these entities operate in different industries and sectors that have no relationship with each other. There is no plan for the companies to have relationships in the future.  On May 28, 2008 the Registrant issued 674,000 shares for services rendered valued at $16,850 to Ethel Schwartz for edgarizing and accounting services  in lieu of cash.  The shares issued are restricted shares and are subject to Rule 144.  On May 28, 2008 the Registrant sold in a private placement transaction an aggregate $24,000 of Series A Units of its securities, at a price of $.025 per unit.  The shares were sold to Hyett Group Ltd.  Ethel is a VP of Hyett Group Ltd.

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

NYN International LLC provides hosting and internet services to the Company and bills the Company for $2,160 for each quarter.  Ron Kallus is the principal of NYN International LLC.  The due to related shareholders includes the sum of $6,480 owed for hosting and internet services provided by NYN International LLC.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 13 – INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $75,196 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $341,802.   The total valuation allowance is a comparable $75,196.  Details for the last  four  years follow:
	Fiscal Year Ended March 31,
	2009	2008	2007	2006
Deferred tax	$22,057	$18,815	$21,911	$12,414
Valuation allowance	(22,057)	(18,815)	(21,911)	(12,414)
Current tax payable	-	-	-	-
Income tax expense	-	-	-	-

                            Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2006	$56,426	2026
2007	99,595	2027
2008	85,521	2028
2009	100,260	2029

Total NOL	$341,802

The Company filed tax returns for the years from 2004 - 2008.

NOTE 14 – SUBSEQUENT EVENTS

On April 27, 2009 the Company filed an 8K Report Item 4.01 which stated:

On April 27, 2009, N. Blumenfrucht CPA PC  "NBCP" resigned as our independent registered public accounting firm. The Board of Directors (the “Board”) of VGTel, Inc. (the “Company”) approved such resignation on April 27, 2009.

On April 27, 2009, the Board appointed  Kempisty & Company Certified Public Accountants,  PC, "K &Co."  as the Company’s new independent registered public accounting firm. The decision to engage "K &Co."  was approved by the Company’s Board of Directors on April 27, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VGTel Inc.
Registrant

VGTel, Inc.,

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: June 12, 2009	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: June 12, 2009	By:	/s/ Ron Kallus

Title, Principal Accounting Officer