Form 10-Q
period 2009-06-30
VGTel, Inc.
filed 2009-08-14
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUN3 30, 2009  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  June 30, 2009  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from to

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

(Name of Small Business Issuer in its Charter)

VGTel, Inc.

Ron Kallus, CEO
2 Ingrid Road
Setauket, NY 11733-2218
Tel: 631-458-1120

Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

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
Yes  ¨   No ☒

As of July 20, 2009, 6,434,000   shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No  x

VGTEL, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets	2
		Statements of Operations	3
		Statements of Changes in Stockholder’s Equity (Deficit)	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	14
Item	3	Financial Controls & Procedures	16

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	17
Item	2	Changes in Securities	17
Item	3	Default Upon Senior Securities	17
Item	4	Submission of Matters to a Vote of Securities Holders	17
Item	5	Other Information	17
Item	6	Exhibits And Reports on Form 8K	17

Item: 1.  Financial Statements

PART 1

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial statements of VGTel, Inc. (the “Company”, "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended March 31, 2009.

VGTel, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	March 31,
ASSETS	2009	2009
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$433	$3,063
Accounts receivable	1,000	900

Total Current Assets	1,433	3,963

Intellectual property, net (Note 4)	8,700	10,150

Total Assets	$10,133	$14,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,371	$500
Due to shareholders/others (Note 8)	12,730	12,730
Due to shareholder/officer (Note 7)	31,323	31,323

Total Current Liabilities	47,424	44,553

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value,
authorized 10,000,000 shares; none issued	-	-
Common stock, $.0001 par value,
authorized 200,000,000 shares; issued and
outstanding 6,433,900 and 6,433,900, respectively	643	643
Additional paid in capital	325,047	310,719
Accumulated deficit	(362,981)	(341,802)

Total Stockholders' Deficit	(37,291)	(30,440)

Total Liabilities and Stockholders' Deficit	$10,133	$14,113

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

			For the
			Period
			July 27, 2004
			(inception)
	For the Three Months Ended		through
	June 30,		June 30,
	2009	2008	2009

REVENUES	$3,100	$3,713	$70,543

OPERATING EXPENSES
General and administrative	5,071	17,290	106,130
Research and development	3,430	-	90,990
Officers' compensation and Rent	14,000	14,000	197,000
Depreciation and amortization	1,450	1,450	20,535
Professional Services- Consulting	-	16,850	16,850

Total operating expenses	23,951	49,590	431,505

Interest expense	328	-	1,340

NET LOSS FROM CONTINUING OPERATIONS	(21,179)	(45,877)	(362,302)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	(679)

NET LOSS	$(21,179)	$(45,877)	$(362,981)

LOSS PER COMMON SHARE-
Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	6,434,000	4,800,000

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period July 27, 2004 (Inception) to June 30, 2009 (unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, July 27, 2004	-	$-	$-	$-	$-

Intellectual property contributed by officers	-	-	66,500	-	66,500

Issuance of shares to incorporators and others	4,000,000	400	(400)	-	-

Units sold February 2006	400,000	40	9,960	-	10,000

Officers' compensation charged	-	-	15,000	-	15,000

Net loss	-	-	-	(56,426)	(56,426)

Balances, March 31, 2006	4,400,000	440	91,060	(56,426)	35,074

Issuance of shares for services rendered May 2006	400,000	40	9,960	-	10,000

Officers' compensation & rent charged	-	-	56,000	-	56,000

Net loss	-	-	-	(99,595)	(99,595)

Balances, March 31, 2007	4,800,000	480	157,020	(156,021)	1,479

Officers' compensation & rent charged March 31, 2008	-	-	56,000	-	56,000

Net loss	-	-	-	(85,521)	(85,521)

Balances, March 31, 2008	4,800,000	480	213,020	(241,542)	(28,042)

Officers' compensation & rent charged March 31, 2009	-	-	56,000	-	56,000

Units sold May 2008	960,000	96	23,904	-	24,000

Issuance of shares for services rendered May 2008	674,000	67	16,783	-	16,850

Imputed interest for due to Shareholder/Officer	-	-	1,012	-	1,012

Net loss	-	-	-	(100,260)	(100,260)

Balances, March 31, 2009	6,434,000	643	310,719	(341,802)	(30,440)

Officers' compensation & rent charged June 30, 2009	-	-	14,000	-	14,000

Imputed interest for due to Shareholder/Officer	-	-	328	-	328

Net loss	-	-	-	(21,179)	(21,179)

Balances, June 30, 2009	6,434,000	$643	$325,047	$(362,981)	$(37,291)

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the
			Period
			July 27, 2004
	For the Three		(inception)
	Months Ended		through
	June 30,		March 31,
	2009	2008	2009

Cash flows from operating activities
Net Loss	$(21,179)	$(45,877)	$(362,981)
Adjustments to reconcile net loss to net
cash used by operating activities:
Officer's compensation and rent	14,000	14,000	197,000
Intellectual property write down	-	-	66,500
Depreciation and amortization	1,450	1,450	20,300
Imputed interest for due to Ron Kallus	328	-	1,340
Issuance for common stock for services rendered	-	16,850	26,850
Changes in assets and liabilities:
Accounts receivable	(100)	254	(1,000)
Accounts payable	2,871	(16,292)	3,371
Due to related shareholders	-	-	12,730
Net cash used by operating activities	(2,630)	(29,615)	(35,890)

Cash flows from investing activities
Purchase of intellectual properties	-	-	(29,000)
Net cash used by investing activities	-	-	(29,000)

Cash flows from financing activities
Sale of units	-	24,000	34,000
Officer loans	-	5,000	31,323
Net cash provided by financing activities	-	29,000	65,323

Net increase (decrease ) in cash	(2,630)	(615)	433

Cash and cash equivalents, beginning of period	3,063	5,126	-

Cash and cash equivalents, end of period	$433	$4,511	$433

Supplemental disclosures:

Noncash investing and financing activities:
Issuance of common stock in exchange for intellectual property	$-	$-	$66,500
Officer's compensation and rent credited to additional paid in capital	$14,000	$14,000	$183,000
Issuance of common stock for services rendered	$-	$16,850	$26,850

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

VGTel Inc. (formerly known as Tribeka-Tek Inc.) (The “Company) was organized on February 5, 2002 in the State of New York. Tribeka-Tek Inc. was engaged in the business of providing Edgarizing services for publicly traded companies filing through the Edgar system. On January 18, 2006 the Company purchased from NYN International LLC its intellectual property assets pertaining to the GMG System, a telemarketing campaigning  product. Tribeka Tek, Inc. was a minimally operating corporation with nominal assets. Pursuant to the terms of the Acquisition Agreement, the Company issued to NYN shareholders and designees 2,760,000 newly issued shares of VGTel Inc. (formerly Tribeka Tek, Inc). At the time of the acquisition, the 2,760,000 shares represented approximately 70% of the outstanding shares of the Company, which resulted in the stockholders of NYN obtaining control of the Company.

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $362,981 from inception July 27, 2004 to June 30, 2009.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes included in its March 31, 2009 Annual Report on form 10-K.

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year

The Company has chosen March 31, as its fiscal year end.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(unaudited)

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
June 30, 2009
(unaudited)

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with FASB Statement No. 157.

New Accounting Pronouncements:

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this FSP was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.

.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this FSP was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for the Company beginning April 1, 2009 on a prospective basis.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning April  1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective April  1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's results of operations or financial condition

NOTE 4 – INTANGIBLE ASSETS

Intangible asset consists of the following:
	June 30,
	2009	2008
GMG System	$29,000	$29,000
Less: Accumulated amortization	(20,300)	(14,500)
Total	$8,700	$14,500

Intangible assets consist of GMG System which are recorded at cost during the development stage and amortized over a straight-line basis. The amortization expenses for the three months ended  June 30, 2009 and 2008 are both $1,450.

NOTE 5 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations officer's compensation has been charged in the amount of $12,500 in the current quarter ending June 30, 2009 and for the quarter  ending  June 30, 2008.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(unaudited)

NOTE 6 – ACCOUNTS PAYABLE

Accounts payable includes professional fees payable and monies due to vendors.

NOTE 7 – DUE TO SHAREHOLDER/OFFICER

Various funds had been advanced by the Chief Executive Officer,  Mr. Ron Kallus  to the Company.  As of June 30, 2009  Mr. Kallus has advanced an aggregate of $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.  An Addendum dated June 30, 2009  to the loan agreement extended the loan until March 31, 2011.

NOTE 8 – DUE TO SHAREHOLDERS/OTHERS

Yoav Kallus, the son of Ron Kallus, the Company CEO,   provided Research & Development services to the Company for $6,250 during the period ended March 31, 2006.  As of June 30,  2009, no payment has been made to Yoav Kallus, consequently said amount is being accrued.

NYN International provides hosting and internet services to the Company.  Ron Kallus, the CEO of the Company is also the president of NYN International LLC.  As of June 30,  2009, NYN International LLC is owed $6,480.

NOTE 9 – ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

Emerging Issues Task Force issue EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF No. 00-19”) requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, the Company determined that the warrants issued in connection with the Common Shares sold to its shareholders should not be classified as a derivative liability due to the fact that the Registration Rights Agreement specifically states that in the event the SEC fails to declare the registration statement effective, the Company has no liability to the warrant holders and has no obligation to pay any penalties.  Furthermore, the Company evaluated the Class A and Class B Warrants and Class C Warrants to determine if the embedded conversion options were derivatives pursuant to SFAS 133 and related interpretations including EITF 00-19. At the time the Warrants were issued, the Company determined that the embedded conversion options are not derivatives because the company stock was not publicly traded and the underlying shares were not easily convertible to cash. The company therefore determined that the warrants had no intrinsic value.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $1,500  for the Quarter ending June 30,  2009 and 2008,  respectively.   Additional paid in capital has been credited for the corresponding amount.

The company signed various contracts to build a Global Messaging Gateway (GMG) and for hosting its servers. This is a web-hosted application, which provides message-broadcasting facility, for business to business, personal, telemarketing, alerting and many more applications.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement. As of March 31, 2009 Mr. Kallus advanced an aggregate of $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.   An Addendum dated June 30, 2009  to the loan agreement extended the loan until March 31, 2011.

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
June 30, 2009
(unaudited)

NOTE 11 – STOCKHOLDERS' DEFICIT (continued)

In February 2006 the Company offered 800,000 Series A Units at $.025 per Unit to accredited and non-accredited investors in a private placement offering pursuant to Regulation D 506. Each Series A Units consists of (i) 1 share of the Company's common stock, $.0001 par value ("Common Stock") and (ii) 1 Series A (iii) 1 Series B (iv) 1 Series C (v) and 1 Series D Common Stock Purchase Warrants ("Warrant Series") to purchase shares of the Company's Common Stock, $.0001 par value. Each Series A, B, C, D Warrants are exercisable at $0.25 cents per Warrant. Each Warrant entitles the holder upon exercise, to receive one share of common stock underlying each Warrant. Warrants are exercisable at intervals as follows:

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

Additional paid in capital has been credited $1,012 in the year ended March 31, 2009 for imputed interest for due to Ron Kallus.

Additional paid in capital has been credited $14,000 in each of the periods ended June 30,  2009 and 2008 respectively for officer's compensation and rent.

Additional paid in capital has been credited $328 in the year ended June 30, 2009  for imputed interest for a loan from Ron Kallus.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(unaudited)

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

For the quarter ending June 30, 2009, the Company has imputed interest using an interest rate of prime plus 1% for a total of $328  which was charged to interest expense and credited to additional paid in capital.

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

PART II

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $70,543, of which the sum of $3,100 was generated during the three  month period ending  June 30, 2009.    Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

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

Results of Operations:

Revenues:

Revenues during the three  months ended  June 30,  2009 was $3,100 compared to $3,713 for the corresponding period ending June 30, 2008.

Total operating expenses for the three months period ended June 30, 2009 was $23,951 as compared to $49,590 for  the three month period ending June 30, 2008.    Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

The Company reported a net loss for the Quarter period ending June 30,  2009 of $21,179 as compared to  $45,877 for the Quarter period ending June 30, 2008.

We incurred $3,430 additional development  expenses during the quarter ending June 30, 2009.

The Company developed the intellectual properties known as Group Messaging Gateway. As of June 30,  2009 the Company and its shareholders have expended an aggregate of  $119,990 of which $90,990 was expensed in the development of this program  and $29,000 has been capitalized and is  being amortized over a sixty-month period.

Development costs expensed since inception to June 30,  2009 is as follows:

Pre-Technological Feasibility	Twelve Month Period Ending 3-31-2006	Expensed	$37,500
Pre-Technological Feasability (Brain & Power Ltd.) $10,000 Post Operational Development (Kanaga) $13,500	Twelve Month Period Ending 3-31-07	Expensed	$23,500
Post Operational Development (Kanaga)	For the 12 Month Period Ending 3-31-08	Expensed	$10,500
Post Operational Development	For the 12 Month Period Ending 3-31-09	Expensed	$16,060
Post Operational (Vihar)	Qtr Ending June 30, 2009		$ 3,430
Total Development Cost Expensed since Inception			$90,990

Net loss
The Company had a  cumulative net losses since its inception of  of $362,981 for the period ending June 30,  2009 as compared to $287,419 for the fiscal year ended June  30, 2008.  The increase  in net loss  is  attributable to the decrease  in revenue during the fiscal quarter ended June 30, 2009.

The company has not yet succeeded in increasing its revenues.     The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of  June 30, 2009, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.  If the Company is unable to raise funds in the near future, it may be forced cease operations or seek an alternative.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and an accumulated net loss from inception of  $362,981.   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of June 30, 2009  the Company had $433 in cash, compared to $ 4,511 as of June 30,  2008.

Net cash used in operating activities was $2,630 for the three month ended June 30, 2009 compared to $29,615 for the period ended June 30, 2008.

Net cash provided by investing activities during the three month period ending June 30, 2009 was $0 compared to  $0 for the period ended June 30, 2008.

Net cash provided by financing activities for the three  month period ended  June 30, 2009 was  $0 as compared to $29,000  for the  corresponding period ending June 30, 2008.   This amount represents funds raised for the sale of units and additional funds advanced by Ron Kallus  pursuant to a credit facility loan by Ron Kallus, the Company Chief Executive Officer and Principal shareholder.

On January 2009 the Israeli Parliament passed an anti spam law which allows telemarketing campaign to call only customers who agreed to receive calls (OPT-IN), while assessing a high fine for any violation. This change affected  the entire telemarketing activity and as a result, our services to Platin diminished.  Together with Platin we are looking for ways to overcome this issue, but so far without any success. We are currently in need of immediate cash to continue our business. However, the current status of the global market leave us with less hope to obtain the required financial backup needed for executing our market plan and we will concentrate to use our limited resources to further strengthening the system features and improving its ruggedness.

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

Material Commitments

All of our contracts and agreements, (See Contracts, Agreements & Relationships) have termination clauses allowing us to terminate the agreements with advance written notice. We control the pace of the development activities.  We have the ability to curtail these activities to reduce our expenses and preserve our cash as needed.

We have an ongoing commitment to pay the costs accounting and administration, and management believes it will have  the capital resources to meet these expenses.

The Company does not plan any purchases of significant Equipment in the next 12 months.

Item 3.   Controls & Procedures:

The Company’s Chief Executive Officer who is also the  Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30,  2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after June 30, 2009
Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sale of Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending  June 30, 2009 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

Exhibit 31.1   Sarbanes Oxley Certification
Exhibit 32.1   Sarbanes Oxley Certification

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

/s/ Ron Kallus
RON KALLUS
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Ron Kallus
RON KALLUS
Title:	Chief Financial Officer
(principal financial officer)

Date:	August 14, 2009