Form 10-Q/A
period 2009-06-30
VGTel, Inc.
filed 2009-08-14
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10Q/A

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

/s/ Ron Kallus Date: August 14, 2009
RON KALLUS
Title:	Chief Financial Officer
(principal financial officer)

Date:	August 14, 2009