Form 10-Q
period 2009-09-30
VGTel, Inc.
filed 2009-11-12
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2009  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  September  30, 2009  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from to

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

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

VGTEL, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (unaudited)

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets	2
		Statements of Operations	3
		Statements of Changes in Stockholder’s Equity (Deficit)	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	15
Item	3	Financial Controls & Procedures	16

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	16
Item	1A	Risks	16
Item	2	Changes in Securities	17
Item	3	Default Upon Senior Securities	17
Item	4	Submission of Matters to a Vote of Securities Holders	17
Item	5	Other Information	17
Item	6	Exhibits And Reports on Form 8K	17

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

VGTel, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
ASSETS	2009	2009
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$955	$3,063
Accounts receivable (Note 6)	1,600	900

Total Current Assets	2,555	3,963

Intellectual property, net (Note 4)	7,250	10,150

Total Assets	$9,805	$14,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable (Note 7)	$1,430	$500
Due to shareholders/others (Note 8)	16,730	12,730
Due to shareholder/officer (Note 9)	31,323	31,323

Total Current Liabilities	49,483	44,553

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value,
authorized 10,000,000 shares; none issued	-	-
Common stock, $.0001 par value,
authorized 200,000,000 shares; issued and
outstanding 6,433,900 and 6,433,900, respectively	643	643
Additional paid in capital	339,383	310,719
Accumulated deficit	(379,704)	(341,802)

Total Stockholders' Deficit	(39,678)	(30,440)

Total Liabilities and Stockholders' Deficit	$9,805	$14,113

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the
					Period
					July 27, 2004
	For the Three		For the Six		(inception)
	Months Ended		Months Ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$4,800	$5,651	$7,900	$9,364	$75,343

OPERATING EXPENSES
General and administrative	1,627	4,365	6,698	38,504	107,757
Research and development	4,110	4,500	7,540	4,500	95,100
Officers' compensation and Rent	14,000	14,000	28,000	28,000	211,000
Depreciation and amortization	1,450	1,450	2,900	2,900	21,985
Professional Services- Consulting	-	-	-	-	16,850

Total operating expenses	21,187	24,315	45,138	73,904	452,692

Interest expense	336	-	664	-	1,676

NET LOSS FROM CONTINUING OPERATIONS	(16,723)	(18,664)	(37,902)	(64,540)	(379,025)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	-	-	(679)

NET LOSS	$(16,723)	$(18,664)	$(37,902)	$(64,540)	$(379,704)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	6,434,000	6,434,000	6,434,000	5,925,049

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period July 27, 2004 (Inception) to September 30, 2009 (unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, July 27, 2004	-	$-	$-	$-	$-

Intellectual property contributed by officers	-	-	66,500	-	66,500

Issuance of shares to incorporators and others	4,000,000	400	(400)	-	-

Units sold February 2006	400,000	40	9,960	-	10,000

Officers' compensation charged	-	-	15,000	-	15,000

Net loss	-	-	-	(56,426)	(56,426)

Balances, March 31, 2006	4,400,000	440	91,060	(56,426)	35,074

Issuance of shares for services rendered May 2006	400,000	40	9,960	-	10,000

Officers' compensation & rent charged	-	-	56,000	-	56,000

Net loss	-	-	-	(99,595)	(99,595)

Balances, March 31, 2007	4,800,000	480	157,020	(156,021)	1,479

Officers' compensation & rent charged March 31, 2008	-	-	56,000	-	56,000

Net loss	-	-	-	(85,521)	(85,521)

Balances, March 31, 2008	4,800,000	480	213,020	(241,542)	(28,042)

Officers' compensation & rent charged March 31, 2009	-	-	56,000	-	56,000

Units sold May 2008	960,000	96	23,904	-	24,000

Issuance of shares for services rendered May 2008	674,000	67	16,783	-	16,850

Imputed interest for due to Ron Kallus	-	-	1,012	-	1,012

Net loss	-	-	-	(100,260)	(100,260)

Balances, March 31, 2009	6,434,000	643	310,719	(341,802)	(30,440)

Officers' compensation & rent charged September 30, 2009	-	-	28,000	-	28,000

Imputed interest for due to Ron Kallus	-	-	664	-	664

Net loss	-	-	-	(37,902)	(37,902)

Balances, September 30, 2009 (unaudited)	6,434,000	$643	$339,383	$(379,704)	$(39,678)

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the
			Period
			July 27, 2004
	For the Six		(inception)
	Months Ended		through
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities
Net Loss	$(37,902)	$(64,540)	$(379,704)
Adjustments to reconcile net loss to net
cash used by operating activities:
Officer's compensation and rent	28,000	28,000	211,000
Intellectual property write down	-	-	66,500
Depreciation and amortization	2,900	2,900	21,750
Imputed interest for due to Ron Kallus	664	-	1,676
Issuance for common stock for services rendered	-	16,850	26,850
Changes in assets and liabilities:
Accounts receivable	(700)	(697)	(1,600)
Accounts payable	930	(14,966)	1,430
Net cash used by operating activities	(6,108)	(32,453)	(52,098)

Cash flows from investing activities
Purchase of intellectual properties	-	-	(29,000)
Net cash used by investing activities	-	-	(29,000)

Cash flows from financing activities
Sale of units	-	24,000	34,000
Proceeds from related shareholders	4,000	-	16,730
Repayments from related shareholders	-	(19,060)	-
Officer loans	-	24,742	31,323
Net cash provided by financing activities	4,000	29,682	82,053

Net increase (decrease ) in cash	(2,108)	(2,771)	955

Cash and cash equivalents, beginning of period	3,063	5,125	-

Cash and cash equivalents, end of period	$955	$2,354	$955

Supplemental disclosures:

Noncash investing and financing activities:
Issuance of common stock in exchange for intellectual property	$-	$-	$66,500
Officer's compensation and rent credited to additional paid in capital	$14,000	$14,000	$211,000
Issuance of common stock for services rendered	$-	$16,850	$26,850

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
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

The merger has been accounted for as a reverse acquisition using the purchase method of accounting. NYN International, Inc. has been treated as the acquiring company for accounting purposes under the Business Combinations Standard Codified within ASC 805.  As a result of the reverse acquisition, the statements of operations presented herein include the results of NYN International for the years ended March 31, 2006-2008, and include the results of Tribeka Tek for the period from date of acquisition (January 18, 2006 ) to March 31, 2006. Although NYN International was formed in July of 2004 there was no activity prior to April 2005, thus the results for the fiscal periods reflect results from inception.

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $379,704 from inception July 27, 2004 to September 30, 2009.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 10, 2009, the date of the Company's Quarterly Report on Form 10 for the period ended September 30, 2009.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

Companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued a statement which expresses views of the staff regarding the interaction between the Standard for Shared Based Payment  and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.   The Revised Standard permits public companies to adopt its requirements using one of two methods.

According to the standards, Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods.   Effective January 1, 2006, the Company has fully adopted the provisions where  compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes under the standard "Accounting for Income Taxes", codified within ASC 740 and requires the use of an asset and liability approach in accounting for income taxes.

The standard requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the financials statements due to its immaterial amount.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue and Cost Recognition

The Company recognizes revenue on arrangements when the price is fixed or determinable,  persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.   The Company will recognize revenues from the sale of its tutorial CD’s and for its tutorial course memberships after the sale has been made, payment has been received and the CD or access to the learning infrastructure has been delivered to the buyer.

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

Impairment of Long-Lived Assets

In accordance with the standard, "Accounting for the Impairment or Disposal of Long-Lived Assets", codified within ASC 360,  the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended March 31, 2009 and 2008.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for  "Fair Value Measurements codified within ASC 820", which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

  Level 1--inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.
  Level 2--inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.
  Level 3--inputs to the valuation methodology are observable and significant to the fair value.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. This standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning July 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

 In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

NOTE 4 – INTANGIBLE ASSETS

Intangible asset consists of the following:
	September 30,	March 31,
	2009	2009
GMG System	$29,000	$29,000
Less: Accumulated amortization	(21,750)	(18,850)
Total	$7,250	$10,150

Intangible assets consist of GMG System which are recorded at cost during the development stage and amortized over a straight-line basis. The amortization expenses are $1,450 and $5,800 respectively for the six months ended  September 30, 2009 and for the year ended March 31, 2009.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(unaudited)

NOTE 5 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations officer's compensation has been charged in the amount of $12,500 in the current quarter ending September 30, 2009 and for the quarter  ending  September 30, 2008.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	September 30,	March 31,
	2009	2009
Platin Investment Ltd	$1,600	$900

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable consists of the following:
	September 30,	March 31,
	2009	2009
Vihar (software development)	$1,430	$-
N Blumentrucht	-	500
	$1,430	$500

NOTE 8 – DUE TO SHAREHOLDER/OFFICER

Various funds had been advanced by the Chief Executive Officer,  Mr. Ron Kallus  to the Company.  As of September 30, 2009  Mr. Kallus has advanced an aggregate of $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued.  An Addendum dated September 30, 2009  to the loan agreement extended the loan until March 31, 2011.

NOTE 9 – DUE TO SHAREHOLDERS/OTHERS

Yoav Kallus, the son of Ron Kallus, the Company CEO,   provided Research & Development services to the Company for $6,250 during the period ended March 31, 2006.  As of September 30,  2009, no payment has been made to Yoav Kallus, consequently said amount is being accrued.

NYN International provides hosting and internet services to the Company.  Ron Kallus, the CEO of the Company is also the president of NYN International LLC.  As of September 30,  2009, NYN International LLC is owed $6,480.

On July 6, 2007, The Hyett Group, Ltd., a related shareholder loaned the company $4,000.  The loan has a term of 90 days and can be extended by mutual consent of both parties.   The loan is interest free.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(unaudited)

NOTE 10 – ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

The Company accounts for warrants and derivatives for "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” codified within ASC815.  The standard requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with the standard, "Accounting for Derivative Instruments and Hedging Activities"  codified within 815",  the Company  determined that the warrants issued in connection with the Common Shares sold to its shareholders should not be classified as a derivative liability due to the fact that the Registration Rights Agreement specifically states that in the event the SEC fails to declare the registration statement effective, the Company has no liability to the warrant holders and has no obligation to pay any penalties.  Furthermore, the Company evaluated the Class A and Class B Warrants and Class C Warrants to determine if the embedded conversion options were derivatives pursuant to “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” codified within ASC815 .  At the time the Warrants were issued, the Company determined that the embedded conversion options are not derivatives because the company stock was not publicly traded and the underlying shares were not easily convertible to cash. The company therefore determined that the warrants had no intrinsic value.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free.  For financial statement purposes  the Statement of Operations -rent has been charged for $1,500  for the Quarter ending September 30,  2009 and 2008,  respectively.   Additional paid in capital has been credited for the corresponding amount.

The company signed various contracts to build a Global Messaging Gateway (GMG) and for hosting its servers. This is a web-hosted application, which provides message-broadcasting facility, for business to business, personal, telemarketing, alerting and many more applications.

The company has an obligation to repay the loan to Mr. Kallus pursuant to the Officer's loan agreement. As of September 30, 2009 Mr. Kallus advanced an aggregate of $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus no interest has been charged or accrued. An Addendum dated September 30, 2009  to the loan agreement extended the loan until March  31, 2011.

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

NOTE 12 – STOCKHOLDERS' DEFICIT

NYN International, LLC  (the accounting acquiror) was organized as a Limited Liability Company in the State of Texas.  No shares were issued to its founders.

Tribeka Tek, Inc, (the legal acquiror) was organized in the State of New York on February 5, 2002.  Tribeka Tek, Inc. authorized 1500 common shares par value $1.00.  In February 2002 Tribeka Tek, Inc. issued 1500 common shares par value $1.00 to its founders. On June 29, 2005 Tribeka Tek board of directors voted to increase the common Shares authorized from 1500 to 200,000,000 and decrease the par value from $1.00 to $0.0001.  On January 18, 2006 the Company authorized a forward split of 826.67 for each share outstanding, bringing the total issued and outstanding shares from 1,500 to 1,240,000.   On January 18, 2006 the Company issued 2,760,000 restricted common shares par value $0.0001 per share  to shareholders of NYN International LLC in exchange for the rights to its intellectual properties, bringing the total shares issued and outstanding to 4,000,000.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(unaudited)

NOTE 12 – STOCKHOLDERS' DEFICIT (continued)

In February 2006 the Company offered 800,000 Series A Units at $.025 per Unit to accredited and non-accredited investors in a private placement offering pursuant to Regulation D 506. Each Series A Units consists of (i) 1 share of the Company's common stock, $.0001 par value ("Common Stock") and (ii) 1 Series A (iii) 1 Series B (iv) 1 Series C (v) and 1 Series D Common Stock Purchase Warrants ("Warrant Series") to purchase shares of the Company's Common Stock, $.0001 par value. Each Series A, B, C, D Warrants are exercisable at $0.25 per Warrant. Each Warrant entitles the holder upon exercise, to receive one share of common stock underlying each Warrant. Warrants are exercisable at intervals as follows:

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

Additional paid in capital has been credited $14,000 in each of the periods ended September 30,  2009 and 2008 respectively for officer's compensation and rent.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(unaudited)

NOTE 12 – STOCKHOLDERS' DEFICIT (continued)

Additional paid in capital has been credited $336 in the year ended September 30, 2009  for imputed interest for a loan from Ron Kallus.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

For the quarter ending September 30, 2009, the Company has imputed interest using an interest rate of prime plus 1% for a total of $328  which was charged to interest expense and credited to additional paid in capital.

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

On July 6, 2007, The Hyett Group, Ltd., a related shareholder loaned the company $4,000.  The loan has a term of 90 days and can be extended by mutual consent of both parties.   The loan is interest free.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 19, 2009, the Board of Directors voted to  extend the exercise expiration for all of the Company's Series A, Series B, Series C and Series D Warrants. The Warrants exercise have been extended until December 4, 2012.

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $75,343, of which the sum of $4,800 was generated during the three  month period ending  September  30, 2009.    Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

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

If we are successful in raising additional funds, we plan to hire and train key individuals for positions which include global management, marketing, and administrative. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. By the first quarter of 2010, we expect to require approximately 5 employees and anticipate incurring $30,000 per month for payroll. The hiring of employees will be an ongoing process during the company’s existence. Additionally, the Company plans to utilize outside marketing and public relations firms to facilitate strategic alliances with potential franchisers and telemarketers. Depending on the availability of funds, the Company plans to spend $50,000 in advertising and marketing of its products and services during the second Phase of our operations.

Results of Operations:

Revenues:

Revenues during the three  months ended  September  30,  2009 was $4,800 compared to $5,651 for the corresponding period ending September  30, 2008.

Total operating expenses for the three months period ended September  30, 2009 was $21,187 as compared to $24,315  for  the three month period ending September  30, 2008.    Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

The Company reported a net loss for the Quarter period ending September  30,  2009 of $16,723 as compared to  $18,664 for the Quarter period ending September  30, 2008.

We incurred $4,110  additional development  expenses during the quarter ending September  30, 2009 as compared to $4,500 for the corresponding period ended September 30, 2008.

Net loss

The Company had a  cumulative net losses since its inception of  of $379,704  for the period ending September  30,  2009 as compared to $306,082  for the fiscal year ended September   30, 2008.  The increase  in net loss  is  attributable to the decrease  in revenue during the fiscal quarter ended September  30, 2009.

The company has not yet succeeded in increasing its revenues.     The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of  September  30, 2009, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.  If the Company is unable to raise funds in the near future, it may be forced cease operations or seek an alternative.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and an accumulated net loss from inception of  $379,704.   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of September  30, 2009  the Company had $955 in cash, compared to $ 2,354 as of September  30,  2008.

Net cash used in operating activities was $6,108  for the three month ended September  30, 2009 compared to $32,453 for the period ended September  30, 2008.

Net cash provided by investing activities during the three month period ending September  30, 2009 was $0 compared to  $0 for the period ended September  30, 2008.

Net cash provided by financing activities for the three  month period ended  September  30, 2009 was  $4,000 as compared to $29,682 for the  corresponding period ending September  30, 2008.

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

The Company does not plan any purchases of significant Equipment in the next 12 months.

Item 3.   Controls & Procedures:

The Company’s Chief Executive Officer who is also the  Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September  30,  2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after September  30, 2009

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September  30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 1A:   Risk Factors:

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock.  Please refer to our annual report on Form 10-K for fiscal year 2009 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2. Unregistered Sale of Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending  September  30, 2009 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

VGTEL, INC.

/s/ Ron Kallus
RON KALLUS
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Ron Kallus Date: November 12, 2009
RON KALLUS
Title:	Chief Financial Officer
(principal financial officer)

Date: November 12, 2009