Form 10-Q
period 2009-12-31
VGTel, Inc.
filed 2010-02-12
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December  31,  2009  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from to

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

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
Yes  ¨   No ☒

As of   February 8, 6,434,000   shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No  x

VGTEL, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

DECEMBER 31, 2009 (unaudited)

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets	2
		Statements of Operations	3
		Statements of Changes in Stockholder’s Equity (Deficit)	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	9
Item	3	Financial Controls & Procedures	12

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	12
Item	1A	Risks	12
Item	2	Changes in Securities	12
Item	3	Default Upon Senior Securities	12
Item	4	Submission of Matters to a Vote of Securities Holders	12
Item	5	Other Information	12
Item	6	Exhibits And Reports on Form 8K	13

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

VGTel, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	March 31,
ASSETS	2009	2009
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,279	$3,063
Accounts receivable	1,000	900

Total Current Assets	2,279	3,963

Intellectual property, net	5,800	10,150

Total Assets	$8,079	$14,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,400	$500
Due to shareholders/others (Note 3)	18,230	12,730
Due to shareholder/officer	31,323	31,323

Total Current Liabilities	51,953	44,553

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value,
authorized 10,000,000 shares; none issued	-	-
Common stock, $.0001 par value,
authorized 200,000,000 shares; issued and
outstanding 6,434,000 and 6,434,000 respectively	643	643
Additional paid in capital	353,718	310,719
Accumulated deficit	(398,235)	(341,802)

Total Stockholders' Deficit	(43,874)	(30,440)

Total Liabilities and Stockholders' Deficit	$8,079	$14,113

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the
					Period
					July 27, 2004
	For the Three		For the Nine		(inception)
	Months Ended		Months Ended		through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

REVENUES	$4,200	$14,258	$12,100	$23,623	$79,543

OPERATING EXPENSES
General and administrative	3,107	5,570	9,804	44,074	110,863
Research and development	3,840	4,800	11,380	9,300	98,940
Officers' compensation and Rent	14,000	14,000	42,000	42,000	225,000
Depreciation and amortization	1,450	1,450	4,350	4,350	23,435
Professional Services- Consulting	-	-	-	-	16,850

Total operating expenses	22,397	25,820	67,534	99,724	475,088

Interest expense	335	-	999	-	2,011

NET LOSS FROM CONTINUING OPERATIONS	(18,532)	(11,562)	(56,433)	(76,101)	(397,556)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	-	-	(679)

NET LOSS	$(18,532)	$(11,562)	$(56,433)	$(76,101)	$(398,235)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	6,434,000	6,434,000	6,434,000	5,925,049

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period July 27, 2004 (Inception) to December 31, 2009 (unaudited)

	Common	Stock	Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Totals

Balance September 30, 2009	6,434,000	$643	$339,383	$(379,704)	$(39,678)

Officers' compensation & rent charged December 31, 2009			14,000	0	14,000
Inputted Interest for due to Ron Kallus			335		335
Net Loss for Quarter Ending December 31, 2009				(18,532)	(18,532)

Balance December 31, 2009	6,434,000	$643	$353,718	$398,235	$(43,874)

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the
			Period
			July 27, 2004
	For the Nine		(inception)
	Months Ended		through
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities
Net Loss	$(56,433)	$(76,101)	$(398,235)
Adjustments to reconcile net loss to net
cash used by operating activities:
Officer's compensation and rent	42,000	42,000	225,000
Intellectual property write down	-	-	66,500
Depreciation and amortization	4,350	4,350	23,200
Imputed interest for due to Ron Kallus	999	-	2,011
Issuance for common stock for services rendered	-	16,850	26,850
Changes in assets and liabilities:
Accounts receivable	(100)	(6,720)	(1,000)
Accounts payable	1,900	(14,223)	2,400
Net cash used by operating activities	(7,284)	(33,844)	(53,274)

Cash flows from investing activities
Purchase of intellectual properties	-	-	(29,000)
Net cash used by investing activities	-	-	(29,000)

Cash flows from financing activities
Sale of units	-	24,000	34,000
Proceeds from related shareholders	5,500	-	18,230
Repayments from related shareholders	-	(8,490)	-
Officer loans	-	15,000	31,323
Net cash provided by financing activities	5,500	30,510	83,553

Net increase (decrease ) in cash	(1,784)	(3,334)	1,279

Cash and cash equivalents, beginning of period	3,063	5,125	-

Cash and cash equivalents, end of period	$1,279	$1,791	$1,279

Supplemental disclosures:

Noncash investing and financing activities:
Issuance of common stock in exchange for intellectual property	$-	$-	$66,500
Officer's compensation and rent credited to additional paid in capital	$14,000	$14,000	$225,000
Issuance of common stock for services rendered	$-	$26,850	$26,850

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(unaudited)

NOTE 1-  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of March 31, 2009. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $398,235 from inception July 27, 2004 to December 31, 2009.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

New Accounting Pronouncements

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

NOTE 3 – DUE TO SHAREHOLDERS/OTHERS

Yoav Kallus, the son of Ron Kallus, the Company CEO,   provided Research & Development services to the Company for $6,250 during the period ended March 31, 2006.  As of Decemer 31,   2009, no payment has been made to Yoav Kallus, consequently said amount is being accrued.

NYN International provides hosting and internet services to the Company.  Ron Kallus, the CEO of the Company is also the president of NYN International LLC.  As of December 31,   2009, NYN International LLC is owed $6,480.

On July 6, 2009, The Hyett Group, Ltd., a related shareholder loaned the company $4,000.  The loan has a term of 90 days and can be extended by mutual consent of both parties.   The loan is interest free.

On October 18,  2009,  The Hyett Group, Ltd., a related shareholder loaned the company $1,500.  The loan has a term of 90 days and can be extended by mutual consent of both parties.   The loan is interest free.

On January 12, 2010  The Hyett Group, Ltd., a related shareholder loaned the company $1,500.  The loan is payable on demand  and can be extended by mutual consent of both parties.   The loan is interest free.

On January 19, 2010 the company entered into an addendum to loan agreements dated July 6, 2009 and October 18, 2009 to amend the terms of repayment to payable on demand.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

 Company is providing its services to a telemarketing company in Israel that is distributing the services to telemarketing clients in Israel.  The services are being provided to Platin, which is a related party to the Company.

During the first nine month of fiscal 2010, The Hyett Group, a related shareholder, loaned the company $7,000.  The amounts carry no interest and are payable on demand.

NOTE 5 – STOCKHOLDERS' DEFICIT

 Additional paid in capital has been credited  $37,500  for officer's compensation,  and  $4,500 for rent in each of the nine month  periods ended December 31,  2009 and 2008 respectively.  The sum of $999 inputted interest  was credited to additional paid in capital for the nine month ended December 31, 2009 No inputted interest  was chagred during the corresponding period ended December 31, 2008.

On October 19, 2009, the Board of Directors voted to extend the exercise expiration for all of the Company's Series A, Series B, Series C and Series D Warrants. The Warrants exercise have been extended until December 4, 2012.

NOTE 6– RELATED PARTY TRANSACTIONS

On July 6, 2009, The Hyett Group, Ltd., a related shareholder loaned the company $4,000.  The loan has a term of 90 days and can be extended by mutual consent of both parties.   The loan is interest free.

On October 18,  2009,  The Hyett Group, Ltd., a related shareholder loaned the company $1,500.  The loan has a term of 90 days and can be extended by mutual consent of both parties.   The loan is interest free.

On January 12, 2010  The Hyett Group, Ltd., a related shareholder loaned the company $1,500.  The loan is payable on demand  and can be extended by mutual consent of both parties.   The loan is interest free.

On January 19, 2010 the company entered into an addendum to loan agreements dated July 6, 2009 and October 18, 2009 to amend the terms of repayment to payable on demand.

NYN International LLC provides hosting and internet services to the Company and bills the Company for $2,160 for each quarter.  Ron Kallus is the principal of NYN International LLC.  The due to related shareholders includes the sum of $6,480 owed for hosting and internet services provided by NYN International LLC.

NOTE 7– SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the financial statements were issued, which was February 12,  2010, the date of the Company's quarterly report on Form 10Q for the period ended December 31, 2009.

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

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $79,543, of which the sum of $4,200 was generated during the three month period ending December 31, 2009.    Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

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

Results of Operations:

Revenues:

Revenues during the three  months ended  December 31, 2009  was $4,200 compared to $14,258  for the corresponding period ending December 31,  2008.

Total operating expenses for the three months period ended December 31, 2009 was $22,397 as compared to $25,820 for  the three month period ending December 31, 2008.    Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

The Company reported a net loss for the Quarter period ending December 31, 2009 of $18,532 as compared to $11,562 for the Quarter period ending December 31, 2008.
The Company incurred $3,840 additional development  expenses during the quarter ending December 31, 2009 as compared to $4,800 for the corresponding period ended December 31, 2008.

Revenues during the nine months ended December 31, 2009 was $12,100 compared to $23,623 for the corresponding period ending December 31, 2008.

Total operating expenses for the nine months period ended December 31, 2009 was $67,534 as compared to $99,724 for the nine month period ending December 31, 2008.    Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

The Company reported a net loss for the nine month period ending December 31, 2009 of $56,433 as compared to $76,101 for the nine month period ending December 31, 2008.

The Company  incurred $11,380 additional development expenses during the  nine month ending December 31, 2009 as compared to $9,300 for the corresponding period ended December 31, 2008.

Net loss

The Company had a   net losses for the quarter of $18,532 for the period ending December 31,  2009 as compared to $11,562 for the quarter  ended December 31, 2008 and $56,433 as compared to $76,101 for the nine month period ended December 31, 2009 and 2008 respectively.  The increase  in net loss  is  attributable to the decrease  in revenues and increase in expenses.  The company has not yet succeeded in increasing its revenues.     The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of  December 31, 2009, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.  If the Company is unable to raise funds in the near future, it may be forced cease operations or seek an alternative.

As reflected in the accompanying audited financial statements, we are in the development stage with a negative cash flow and an accumulated net loss from inception of  $398,235.   This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of December 31, 2009 the Company had $1,279 in cash, compared to $ 3,063 as of  March 31, 2009.

Net cash used in operating activities was ($7,284)   for the nine month ended December 31, 2009 compared to ($33,844) for the period ended December 31, 2008.

Net cash provided by financing activities for the nine  month period ended December 31, 2009 was $5,500 as compared to $30,510  for the corresponding period ending December 31, 2008.

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

Item 3.   Controls & Procedures:

The Company’s Chief Executive Officer who is also the  Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31,  2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after December 31, 2009

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending  December 31, 2009 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

On January 19, 2010 the company filed a form 8K report disclosing that on January 19, 2010, VGTel, Inc. (the “Company”) was notified that the audit practice of Kempisty & Co. CPAs, the Company’s independent registered public accounting firm was combined with MaloneBailey, LLP effective as of January 1, 2010. On January 19, 2010, Kempisty & Co. CPAs, resigned as the independent registered public accounting firm of the Company and, with the approval of the Board of Directors. MaloneBailey, LLP was engaged as the Company’s independent registered public accounting firm.

Exhibit 31.1   Sarbanes Oxley Certification
Exhibit 32.1   Sarbanes Oxley Certification

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTEL, INC.

/s/ Ron Kallus
RON KALLUS
Title:	Chairman, Chief Executive Officer
Dated: February 12, 2010	(principal executive officer)

/s/ Ron Kallus Date: February 12, 2010
RON KALLUS
Title:	Chief Financial Officer
(principal financial officer)