Form 10-K
period 2010-03-31
VGTel, Inc.
filed 2010-05-05
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) F THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-52983

(Name of small business issuer as specified in its charter)

VGTEL, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $45,000 based on the current bid  price of $.03 per share as quoted on the OTC Bulletin Board as of April 29, 2010, the Registrant had outstanding 6,433,900 shares of Common Stock with a par value of $0.0001 per share.

Item 1: Description of Business

We are currently testing a newly developed telemarketing campaign product called Global Messaging Gateway (GMG). This product is designed to enable a single User of the System to set up a telemarketing campaign to distribute messages to bulk lists of recipients in the medium of text, voice, Fax or multimedia. Messages can be delivered from one control center (one location) to thousands of clients anywhere in the world simultaneously using the internet instead of traditional telephone equipment.

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

Phase II

VGTel’s Products & Services:

Depending on our ability to raise additional funds, we anticipate our Phase II of our Products and Services will be implemented in 2010-2011.

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

Beginning in December 2010, we plan to announce our services using our GMG system to the aforementioned targets in the US, Canada and Israel. We plan to target customers that will use our system to support their already established clients who will provide us with a quicker market penetration. Additionally we plan to target direct users of our system to use the system for their own purposes.

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

We currently depend on Platin, Israel for our total revenues. We believe they will remain our only client until the GMG product is further developed and refined and ready to serve many clients. We anticipate that we will reach this stage in September 2010, when we will slowly start adding a few additional customers. We believe that by December 2010 our product will be well enough refined and developed with many additional features and capabilities and will be ready to serve unlimited number of customers requiring telemarketing services.

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

Item 4:  Submission of Matters to a Vote of Security Holders:

None.

PART II

Item 5:  Market for Registrants Common Equity and Related Stockholder Matters

The Company’s Common Stock is quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.   The company has 6,433,900 shares outstanding as of March 31, 2010 and has  approximately 43 shareholders.

VGTel, Inc.

Period	High	Low

Qtr. Ended March 31, 2010	$.25	$.25
Qtr. Ended December 31, 2009	$.25	$.25
Qtr. Ended September 30, 2009	$.25	$.25
Qtr. Ended June 30, 2009	$.25	$.25
Qtr. Ended March 31, 2009	$.25	$.25
Qtr. Ended December 31, 2008	$.25	$.25
Qtr. Ended September 30, 2008	$.25	$.25
Qtr. Ended June 30, 2008	$.25	$.25

Item 6:  Selected Financial Data

As a small reporting company, we are not required to provide Selected Financial Data.

Item 2.  Management Discussion & Analysis

We are currently testing a newly developed telemarketing campaign product called Global Messaging Gateway (GMG). The GMG system is designed to enable the User of the system to set up telemarketing campaigns to distribute messages to bulk lists of recipients. Messages can be delivered in the medium of text, voice, Fax or multimedia. Messages can be delivered from one control center to thousands of clients anywhere in the world simultaneously. The GMG System uses the internet instead of traditional telephone equipment.

The Global Messaging Gateway (GMG) is currently the first and only product of the Company. We currently have only one User that is using our system.  Since inception, we generated an aggregate of $82,543.   Platin pays a monthly fee for the lines and a per call fee for each successful call placed.    Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

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

 The Company plans to raise additional funds in order to expand its business and fully execute its Plan of Operations.  To date, the company has been unsuccessful in raising additional funds.   There is no assurance that the Company will be successful in raising sufficient funds to execute its expansion agenda.   If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

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

                                                          8

Results of Operations:

Fiscal Year  Ended  March 31, 2010 and March 31, 2009
Revenues:

Revenues for the fiscal year ending March 31, 2010 were $15,100 compared to $25,896 for the fiscal year ended March 31, 2009.  Revenues decreased by 42%.  The decrease of revenues was offset by a decrease in expenses  and resulted from  the Company no longer providing hosting services thereby not incurring both the income and expense for those services.

We continued to provide the services to Platin Ltd. during the twelve month period ended March 31, 2010.

Platin, our only client to date is currently testing our system and providing feedback to improve our product.  Platin Ltd. is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director.  Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.

 Expenses:

Total operating expenses for the fiscal year ended March 31, 2010 were $92,047 as compared to  $125,144 for the fiscal year ended March 31, 2009, a  decrease of approximately 26%.     Expenses included General and Administrative expense of $16,067 as compared to $30,434 for fiscal year ending March 31, 2009.  Additionally, the company incurred no stock compensation for services rendered in the fiscal year ended March 31, 2010 as compared to $16,850 in stock based compensation for services rendered to the Company during the period ending March 31, 2009.    Officers Compensation & Rent amounted to $56,000 during the fiscal year ended March 31, 2010 as compared to from $56,000 during the fiscal year ended March 31, 2009.  Additional Paid in Capital has been credited for these amounts.  Depreciation and Amortization was $5,800 for the fiscal year ended March 31, 2010 compared to $5,800 for the period ending March 31, 2009.  The decrease  in expenses in the fiscal year ended March 31, 2010 was offset by a decrease in revenues resulted from  the Company no longer providing hosting services thereby not incurring both the income and expense for those services.

Research and development expenses for the fiscal year ended December 31, 2010  decreased to $14,180 as compared to $16,060 for the fiscal year ended March 31, 2009.

 Net loss

The Company reported a net loss for the twelve month period ending March 31, 2010 of $78,281 as compared to  of $100,260  for the fiscal year period ending March 31, 2009.

The Company had a  cumulative net losses since its inception of $420,083 in the fiscal year ended March 31, 2010 as compared to   $341,802 for the period ending March 31, 2009.    The increase  in net loss  is  attributable to the additional losses we incurred during the period ending March 31, 2010.

Liquidity and Capital Resources:
For the Fiscal Year  Ended March 31, 2010 and March 31, 2009.

As of  March 31, 2010 the Company had  $1,331 as compared to $3,063 in cash,  as at March 31, 2009.

Net cash used by operating activities for the fiscal year period ended March 31, 2010 was $8,732 as compared to  $41,063  for the fiscal year  ended March 31, 2009.

Net cash provided by financing activities during fiscal year ending March 31, 2010  was $7,000 as compared to $24,000 for sales of Units and  $15,000 loaned to the Company by Ron Kallus the previous twelve months period ended March 31, 2009.  A related party provided short term interest free loans to the company for $7,000 for the period ending March 31, 2010.

Various funds had been advanced by the CEO, Mr. Ron Kallus to the company.  As of March 31, 2010 and 2009 Mr. Kallus has advanced an aggregate of $31,323.  The advances are non-interest bearing and due on March 31, 2011.  Interest has been imputed on these advances at 4.25% and charged to additional paid-in capital. During fiscal 2010 and 2009, Mr. Kallus loaned $0 and $15,000 to the Company.

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

Results of Operations:

Fiscal Year  Ended  March 31, 2010 and March 31, 2009
Revenues:

Revenues for the fiscal year ending March 31, 2010   was $15,100 compared to $25,896 for the fiscal year ended March 31, 2009.  Revenues decreased by 42%.  The decrease of revenues was offset by a decrease in expenses  and resulted from  the Company no longer providing hosting services thereby not incurring both the income and expense for those services.

We continued to provide the services to Platin Ltd. during the twelve month period ended March 31, 2010.

Platin, our only client to date is currently testing our system and providing feedback to improve our product.  Platin Ltd. is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director.  Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.

Expenses:

Total operating expenses for the fiscal year ended March 31, 1010 was 72,281 as compared to  $125,144 for the fiscal year ended March 31, 2010, a  decrease of approximately 42%.     Expenses included General and Administrative expense of $16,067 as compared to $30,434 for fiscal year ending March 31, 2009.  Additionally, the company incurred no stock compensation for services rendered in the fiscal year ended March 31, 2010 as compared to $16,850 in stock based compensation for services rendered to the Company during the period ending March 31, 2009.    Officers Compensation & Rent amounted to $56,000 during the fiscal year ended March 31, 2010 as compared to from $56,000 during the fiscal year ended March 31, 2009.  Additional Paid in Capital has been credited for these amounts.  Depreciation and Amortization was $5,800 for the fiscal year ended March 31, 2010 compared to $5,800 for the period ending March 31, 2009.  The decrease  in expenses in the fiscal year ended March 31, 2010 was offset by a decrease in revenues resulted from  the Company no longer providing hosting services thereby not incurring both the income and expense for those services.

Research and development expenses for the fiscal year ended December 31, 2010  decreased to $14,180 as compared to $16,060 for the fiscal year ended March 31, 2009.

Net loss

The Company reported a net loss for the twelve month period ending March 31, 2010 of $72,281 as compared to  of $100,260  for the fiscal year period ending March 31, 2009.

The Company had a  cumulative net losses since its inception of $420,083 in the fiscal year ended March 31, 2010 as compared to   $341,802 for the period ending March 31, 2009.    The increase  in net loss  is  attributable to the additional losses we incurred during the period ending March 31, 2010.

Liquidity and Capital Resources:
For the Fiscal Year  Ended March 31, 2010 and March 31, 2009.

As of  March 31, 2010 the Company had  $1,331 as compared to $3,063 in cash,  as at March 31, 2009.

Net cash used by operating activities for the fiscal year period ended March 31, 2010 was (8,732) as compared to (41,063)  for the fiscal year  ended March 31, 2009.

Net cash provided by investing activities during the fiscal year ending March 31, 2010   was  0  for the period ended March 31, 2010  and 2009 respectively.
Net cash provided by financing activities during fiscal year ending March 31, 2010  was 0 as compared to $24,000 for sales of Units and  $15,000 loaned to the Company by Ron Kallus the previous twelve months period ended March 31, 2009.  Additionally a related party provided short term interest free loans to the company for $7,000 for the period ending March 31, 2010 as compared to 0 for the corresponding period ending March 31, 2009,

Various funds had been advanced by the CEO, Mr. Ron Kallus to the company.  As of March 31, 2010 and 2009 Mr. Kallus has advanced an aggregate of $31,323.  The advances are non-interest bearing and due on March 31, 2011.  Interest has been imputed on these advances at 4.25% and charged to additional paid-in capital. During fiscal 2010 and 2009, Mr. Kallus loaned $0 and $15,000 to the Company.

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

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

Pages F-1  -  F-11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2010, VGTel, Inc. (the “Company”) was notified that the audit practice of Kempisty & Company Certified Public Accountants, P.C., the Company’s independent registered public accounting firm (“K&Co”), was assumed by MaloneBailey, LLP (“MB”) effective as of January 1, 2010. On January 19, 2010, K&Co resigned as the independent registered public accounting firm of the Company and, with the approval of the Company’s Board of Directors, MB was engaged as the Company’s independent registered public accounting firm.

K&Co performed audit of the Company’s financial statements for the fiscal year ended March 31, 2009. K&Co’s report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended March 31, 2009 and the subsequent interim period up through the January 19, 2010, there were no (i) disagreements between the Company and K&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused K&Co to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

 On January 19, 2010, the Company furnished K&Co with a copy of this report prior to filing with the Securities and Exchange Commission (“SEC”) and requested that K&Co furnish it with a letter addressed to the SEC stating whether or not it agreed with the statements made by the Company in this report insofar as they relate to K&Co’s audit services and engagement as the Company’s independent registered public accounting firm. K& Co has furnished a letter addressed to the SEC dated January 19, 2010, a copy of which is attached hereto as Exhibit 16.

 As noted above, on January 19, 2010, the Company engaged the services of MB as the independent registered public accounting firm of the Company. During the fiscal years ended March 31, 2009 and 2008 and from March 31, 2009 through the engagement of MB as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted MB with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with K&Co, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer who is also the principal financial officer, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer who is also our principal financial officer concluded that our controls are not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Educational Background:

·	University of Massachusetts, Lowell, MA. 2008

·	First Aid, Emergency Medical Services Authority, CA (2002)

·	CPR, American Heart Association (2002)

·	EMT training program, Merritt College, Oakland, CA (2003)

·	CPR Instructor course, Chelmsford police Department (2004)

Item 11:  Executive Compensation:

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Ron Kallus (1)	President CEO and Chairman Director	2010	$56,000 (4)	0	0	0 (1)	0	0	0
Israel Hason (2)	VP Director	2010	0	0	0	0	0	0	0
Niva Kallus (3)	Secretary Director	2010	0	0	0	0	0	0	0
Ron Kallus (1)	President CEO Chairman Director	2010	$56,000 (4)	0	0	0	0	0	0
Israel Hason (2)	VP Director	2010	0	0	0	0	0	0	0
Niva Kallus (3)	Secretary Director	2010	0	0	0	0	0	0	0

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

(4)  The sums of $56,000 and $56,000 respectively were officers compensation and rent expenses incurred,  but not paid out.  These sums were credited to Additional Paid in Capital.  ( See Financial Statements Note 9.)

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

TITLE OR CLASS OF SECURITIES	NAME OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP BEFORE STOCK OFFERING (2)		AMOUNT OF BENEFICIAL OWNERSIP AFTER STOCK OFFERING		PERCENT OF CLASS BEFORE OFFERING	PERCENT OF CLASS AFTER STOCK OFFERING
Common	Ron Kallus	750,000	(1) (2)	750,000		15.625% %	15.625%
Common	Niva Kallus	420,000	(1) (2)	420,000		8.75%	8.75%
Common	Yoav Kallus	420,000	(1) (2)	420,000		8.75%	8.75%
Common	Nathan Kallus	420,000	(1) (2)	420,000		8.75%	8.75%
Common	Israel Hason	750,000	(1) (2)	750,000		15.625%	15.625%
Common	Hyman & Ethel Schwartz	542,510	(3)	542,510		11.30%	11.30%
Common	Ethel Schwartz	0		674,000	(3)
Common	The Hyett Group, Ltd.	0		960,000	(4)
Common	National Theological Center	251,878	(2)	251,878		5.2%	5.2%
Common	Yeshiva Tov Vechesed	251,878	(2)	251,878		5.2%	5.2%
Common	Brain & Power Ltd.	400,000	(2)	400,000		8.33%	8.33%
Directors & Officers as a Group		2,760,000		2,760,000		57.5%	57.5%

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

Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. Platin Ltd. is a telemarketing company that is our only customer to date. In March  2006 Platin Ltd. placed an order for our telemarketing services for the  election in Israel which was scheduled for March 28, 2006. Platin has been using our System ever since for both political campaigns and for commercial telemarketing services they provide to a variety of their clients. We charge Platin a monthly per line cost of $3.0 plus a usage fee of $0.012 per message while the GMG system is in the testing phase.  We generated an aggregate of $82,543 since inception from Platin of which $15,100 was generated during the fiscal year ended March 31, 2010.  Platin  pays a monthly fee for the lines and a per call fee for each successful call placed.   Platin is a related party.   Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.   Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

Ron Kallus, the Company Chief Executive Officer and Principal shareholder provided a credit facility to the Company up to a maximum of $20,000 which may be drawn down anytime from March 1, 2006 until May 18, 2007. This unsecured facility is payable May 18, 2007 and bears an interest rate of prime plus one (1) calculated on an annual basis payable annually in arrears with first payment due March 1, 2007 and second payment due May 18, 2007, unless extended by mutual consent of the parties.  On July 18, 2006, Mr. Kallus executed an amendment to the March 1, 2006 credit facility increasing the total amount of the credit facility from $20,000 to $50,000 and extending payable date from May 18, 2007 to December 31, 2007 with the first interest payment due July 1, 2007 and second payment due December 31, 2007.  During the period ending March 31, 2007,  Mr. Kallus advanced $12,100 compared to $4,223 in the corresponding period ending March 31, 2006 for an aggregate of $16,323 from inception.   No funds were advanced by Mr. Kallus during the period ending March 31, 2010 and $15,000 were advanced during the period ending March 31, 2009.  The aggregate of the loan advanced by Mr. Kallus is $31,323.  The Officer has forgiven his right to the interest for the March 31, 2006 loan thus  no interest has been charged or accrued.

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

The Hyett Group, Ltd. made short term loans to the Company interest free.  During the period ending March 31, 2010 the loaned an aggregate of $7,000 to the Company.

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

Item 14:  Principal Accountant Fees & Services:

(a) Audit Fees. During the year ended March 31, 2010 fees billed by the Company's auditors, MaloneBailey LLP  for services rendered for the audit of our annual financial statements and estimated fees for the audit of our financial statements was $7,500.

(a) Audit Fees. During the years ended March 31, 2009 fees billed by the Company's auditors, Kempisty & Company CPA for services rendered for the audit of our annual financial statements and estimated fees for the audit of our financial statements was $5.000.

(b) Audit-Related Fees. During years ended March 31, 2010 and 2009, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors received $0 in fees related to preparing and filing the Tax returns for 2010-2009.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a)   Exhibits on Form 8K

On January 19, 2010, VGTel, Inc. (the “Company”) was notified that the audit practice of Kempisty & Company Certified Public Accountants, P.C., the Company’s independent registered public accounting firm (“K&Co”), was combined with MaloneBailey, LLP (“MB”) effective as of January 1, 2010. On January 19, 2010, K&Co resigned as the independent registered public accounting firm of the Company and, with the approval of the Company’s Board of Directors, MB was engaged as the Company’s independent registered public accounting firm.

K&Co performed audit of the Company’s financial statements for the fiscal year ended March 31, 2009. K&Co’s report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended March 31, 2009 and the subsequent interim period up through the January 19, 2010, there were no (i) disagreements between the Company and K&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused K&Co to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

On January 19, 2010, the Company furnished K&Co with a copy of this report prior to filing with the Securities and Exchange Commission (“SEC”) and requested that K&Co furnish it with a letter addressed to the SEC stating whether or not it agreed with the statements made by the Company in this report insofar as they relate to K&Co’s audit services and engagement as the Company’s independent registered public accounting firm. K& Co has furnished a letter addressed to the SEC dated January 19, 2010, a copy of which is attached hereto as Exhibit 16.

As noted above, on January 19, 2010, the Company engaged the services of MB as the independent registered public accounting firm of the Company. During the fiscal years ended March 31, 2009 and 2008 and from March 31, 2009 through the engagement of MB as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted MB with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with K&Co, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

(b) Financial Statements Schedules and Notes

Exhibits (b) Filed with this Form 10K

Exhibit 31-1
Exhibit 32-1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VGTel Inc.
Registrant

VGTel, Inc.,

Ron Kallus		VGTel, Inc.
President and Principal Executive Officer

Date: May 5, 2010	By:	/s/ Ron Kallus

Title: President and Principal Executive Officer

Ron Kallus		VGTel, Inc.
Principal Accounting Officer

Date: May 5, 2010	By:	/s/ Ron Kallus

Title, Principal Accounting Officer

VGTEL, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2 – 4

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	7

STATEMENTS OF CASH FLOWS	8

NOTES TO FINANCIAL STATEMENTS	9 – 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VGTel, Inc.
Setauket, NY 11733

We have audited the accompanying balance sheet of VGTel, Inc. as of March 31, 2010 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel, Inc. as of March 31, 2010 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring net losses and has working capital deficit as of March 31, 2010.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey LLP
Certified Public Accounting Firm
New York, New York
www.malonebailey.com
May 4, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VGTel, Inc.

We have audited the accompanying balance sheet of VGTel, Inc. as of March 31, 2009 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel, Inc.  as of March 31, 2009 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring net losses and has working capital deficit as of March 31, 2009.  This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
June 2, 2009

VGTel, Inc.

Balance Sheets

	March 31,
ASSETS	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$1,331	$3,063
Accounts receivable	1,030	900

Total Current Assets	2,361	3,963

Intellectual property, net	4,350	10,150

Total Assets	$6,711	$14,113

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,045	$500
Due to shareholders/others	19,730	12,730
Due to shareholder/officer	31,323	31,323

Total Current Liabilities	58,098	44,553

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value,
authorized 10,000,000 shares; none issued	-	-
Common stock, $.0001 par value,
200,000,000 shares authorized; 6,433,900 issued
and outstanding	643	643
Additional paid in capital	368,053	310,719
Accumulated deficit	(420,083)	(341,802)

Total Stockholders' Deficit	(51,387)	(30,440)

Total Liabilities and Stockholders' Deficit	$6,711	$14,113

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Statements of Operations

	For the Year Ended
	March 31,
	2010	2009

REVENUES- related party	$15,100	$25,896

OPERATING EXPENSES
General and administrative	16,067	30,434
Research and development	14,180	16,060
Officers' compensation and rent	56,000	56,000
Depreciation and amortization	5,800	5,800
Professional Services- Consulting	-	16,850

Total operating expenses	92,047	125,144

Interest expense	1,334	1,012

NET LOSS	$(78,281)	$(100,260)

NET LOSS PER COMMON SHARE-
Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding	6,434,000	6,279,833

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Statements of Changes in Stockholder’s Deficit
For the years ended March 31, 2010 and 2009

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances March 31, 2008	4,800,000	$480	$213,020	$(241,542)	$(28,042)
Contributed officers' compensation & rent	-	-	56,000	-	56,000
Units sold May 2008	960,000	96	23,904	-	24,000
Issuance of shares for services rendered May 2008	674,000	67	16,783	-	16,850
Imputed interest for shareholder loan	-	-	1,012	-	1,012
Net loss	-	-	-	(100,260)	(100,260)
Balances March 31, 2009	6,433,900	643	310,719	(341,802)	(30,440)
Contributed officers' compensation & rent	-	-	56,000	-	56,000
Imputed interest for shareholder loan	-	-	1,334	-	1,334
Net loss	-	-	-	(78,281)	(78,281)

Balances March 31, 2010	6,433,900	$643	$368,053	$(420,083)	$(51,387)

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Statements of Cash Flows

	For the Year Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net Loss	$(78,281)	$(100,260)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed officer's compensation and rent	56,000	56,000
Depreciation and amortization	5,800	5,800
Imputed interest for due to Ron Kallus	1,334	1,012
Issuance for common stock for services rendered	-	16,850
Changes in assets and liabilities:
Accounts receivable	(130)	332
Accounts payable	6,545	(14,467)
Due to related shareholders	-	(6,330)
Net cash used in operating activities	(8,732)	(41,063)

Cash flows from financing activities
Sale of units	-	24,000
Officer loans	7,000	15,000
Net cash provided by financing activities	7,000	39,000

Net increase (decrease ) in cash	(1,732)	(2,063)

Cash and cash equivalents, beginning of period	3,063	5,126

Cash and cash equivalents, end of period	$1,331	$3,063

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Notes to Financial Statements
March 31, 2010

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

VGTel Inc. (Company) was organized on February 5, 2002 in New York. On January 18, 2006, the Company purchased the GMG System, a telemarketing campaigning product and is now operating in the telemarketing sector of the telecommunications industry.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring net losses and a working capital deficit as of March 31, 2010 and 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing and shareholder loans.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Stock Based Compensation

Under ASC 718 (formerly SFAS No. 123(R)), the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the respective vesting periods of the option grant.

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes”.   ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the financial statements due to its immaterial amount.

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

Revenue and Cost Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.

Intellectual Properties

The Company has adopted the provisions of ASC 356-50 (formerly Emerging Issues Task Force 00-2), “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.

Impairment of Long-Lived Assets

In accordance with ASC 350-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 144,) "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

Recent Accounting Pronouncements

The Company does not expect any recent account pronouncements to have a significant impact on its financial position or results of operations.

NOTE 4 – INTANGIBLE ASSETS

The Company developed the intellectual properties known as Group Messaging Gateway.   As of March 31, 2010, total costs associated with the development of the GMG System was $95,500.   Of this amount, $29,000 had been incurred after technological feasibility has been reached. All costs prior to technological feasibility have been expensed.   All post development costs have been expensed in the periods incurred. The asset valued at $29,000 is being amortized over a 60-month period.

	March 31,
	2010	2009
GMG System	$29,000	$29,000
Less: Accumulated amortization	(24,650)	(18,850)
Total	$4,350	$10,150

Intangible assets consist of GMG System which are recorded at cost and amortized over a straight-line basis. The amortization expenses for the years ended March 31, 2010 and 2009 are $5,800 respectively.

NOTE 5 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. Officer's compensation has been charged $50,000 during the years ended March 31, 2010 and 2009 and credited to additional paid in capital.

NOTE 6 – DUE TO SHAREHOLDER/OFFICER

Various funds had been advanced by the CEO, Mr. Ron Kallus to the company.  As of March 31, 2010 and 2009 Mr. Kallus has advanced an aggregate of $31,323.  The advances are non-interest bearing and due on March 31, 2011.  Interest has been imputed on these advances at 4.25% and charged to additional paid-in capital. During fiscal 2010 and 2009, Mr. Kallus loaned $0 and $15,000 to the Company.

NOTE 7 – DUE TO SHAREHOLDERS/OTHERS

Yoav Kallus, the son of Ron Kallus, the Company CEO,   provided research & development services to the Company for $6,250 during the period ended March 31, 2006.  As of March 31, 2010 and 2009, no payment has been made to Yoav Kallus, and the amount is accrued.

NYN International provides hosting and internet services to the Company.  Ron Kallus, the CEO of the Company is also the president of NYN International LLC.  As of March 31, 2010 and 2009, NYN International LLC is owed $6,480.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent free. The Company has charged $6,000 to paid-in capital for rent for the years ended March 31, 2010 and 2009.

In addition the Company is providing its services to a telemarketing company in Israel that is distributing the services to telemarketing clients in Israel.  The services are being provided to Platin, which is a related party to the Company.

NOTE 9 – STOCKHOLDERS' DEFICIT

Additional paid in capital has been credited $56,000 in each of the periods ended March 31, 2010 and 2009 respectively for officer's compensation and rent.

Additional paid in capital has been credited $1,334 and $1,012 respectively for the years ended March 31, 2010 and 2009 for imputed interest for a loan from Ron Kallus.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.

On May 28, 2008    the Registrant sold in a private placement transaction,  an aggregate of $24,000 of Series A Units of its securities, at a price of $.025 per unit.    Each Series A unit consists of one common share, one Series A Warrant, one Series B Warrant, one Series C Warrant and one Series D Warrant.  Each of the four series of warrants entitles the holder to purchase one common share at $0.25 per Share.  The Company evaluated the warrants above to determine if they were derivatives pursuant to “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” codified within ASC 815 and determined that equity classification was appropriate.

On May 28, 2008 the Registrant issued 674,000 shares for services rendered valued at $16,850 in lieu of cash.

The summary of the status of the Company’s outstanding warrant for the year ended March 31, 2010 and 2009 is as follows:

		Average
Issuance Date	Warrants	Exercise Price

2/1/2006	3,200,000.00	$ 0.25
5/28/2008	3,840,000.00	$ 0.25

Total Outstanding at March 31, 2010 and 2009	7,040,000.00

On October 19, 2009, the Board of Directors voted to  extend the exercise expiration for all of the Company's Series A, Series B,
Series C and Series D Warrants. The Warrants exercises have been extended until December 4, 2012. None of the warrants have been exercised from inception to as of March 31, 2010

NOTE 10 – RELATED PARTY TRANSACTIONS

Platin Ltd. is a telemarketing company that is our only customer to date. Platin Ltd., is a related party.  Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

NYN International LLC provides hosting and internet services to the Company and bills the Company for $2,160 for each quarter.  Ron Kallus is the principal of NYN International LLC.  The due to related shareholders includes the sum of $6,480 owed for hosting and internet services provided by NYN International LLC.

NOTE 11 – INCOME TAXES

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2006	$56,426	2026
2007	99,595	2027
2008	85,521	2028
2009	100,260	2029
2010	78,282	2030

Total NOL	$420,084

The total deferred tax asset due to net operating losses was $92,418 and $75,196 at March 31, 2010 and 2009.   The Company has recorded a full valuation allowance for its deferred tax assets as of March 31, 2010 and 2009

NOTE 12 – SUBSEQUENT EVENTS

On April 13, 2010, the Hyett Group Ltd., a related shareholder loaned the company $3,000.  The loan is payable on demand and  is interest free.