Form 10-Q
period 2010-06-30
VGTel, Inc.
filed 2010-08-12
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2010  OR

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
Yes  ¨   No ☒

As of   August 9, 2010  6,434,000   shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No  x

Transitional Small Business Disclosure Format (check one): Yes No x

VGTEL, INC.

FINANCIAL STATEMENTS

June 30, 2010 (unaudited)

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	3
		Balance Sheets	3
		Statements of Operations	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	9
Item	1A	Risks	9
Item	2	Changes in Securities	9
Item	3	Default Upon Senior Securities	9
Item	4	Submission of Matters to a Vote of Securities Holders	9
Item	5	Other Information	9
Item	6	Exhibits And Reports on Form 8K	9

Item: 1. Financial Statements

VGTel, Inc.

Balance Sheets

	June 30,	March 31,
ASSETS	2010	2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,238	$1,331
Accounts receivable	1,000	1,030

Total Current Assets	2,238	2,361

Intellectual property, net (Note 4)	2,900	4,350

Total Assets	$5,138	$6,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$2,410	$7,045
Due to shareholders/others (Note 8)	25,730	19,730
Due to shareholder/officer (Note 7)	31,323	31,323

Total Current Liabilities	59,463	58,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value,
authorized 10,000,000 shares; none issued	-	-
Common stock, $.0001 par value,
authorized 200,000,000 shares; issued and
outstanding 6,433,900 and 6,433,900, respectively	643	643
Additional paid in capital	382,388	368,053
Accumulated deficit	(437,356)	(420,083)

Total Stockholders' Deficit	(54,325)	(51,387)

Total Liabilities and Stockholders' Deficit	$5,138	$6,711

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Statements of Operations
(Unaudited)

	Periods
	April 1, 2010	April 1, 2009
	June 30, 2010	June 30, 2009

REVENUES- Related Party	$3,000	$3,100

OPERATING EXPENSES
General and administrative	1,758	5,071
Research & Development	2,730	3,430
Inputted Officers' compensation & Rent	14,000	14,000
Depreciation and amortization	1,450	1,450
Professional Services- Consulting	-	-

Total operating expenses	19,938	23,951

Inputted Interest Expense	335	328
NET LOSS FROM CONTINUING OPERATIONS	(17,273)	(21,179)

DISCONTINUED OPERATIONS	-	-

NET LOSS	(17,273)	(21,179)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER	6,434,000	6,434,000
OF SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Statements of Cash Flows
(Unaudited)

	April 1, 2010	April 1, 2009-
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net Income (Loss)	$(17,273)	$(21,179)
Adjustments to reconcile net loss to net
cash used by operating activities:
Inputted Officer's Compensation & Rent	14,000	14,000
Intellecutal Property write down		-
Depreciation and amortization	1,450	1,450
Inputed interest for due to Ron Kallus	335	328
Issuance for common stock for services rendered	0	0
Changes in assets and liabilities:
Accounts receivable	30	(100)
Accounts payable	(4,635)	2,871
Due to Related Shareholders	0	0
Net cash ( used) in operating activities	(6,093)	(2,630)

Cash flows from investing activities
Purchase of fixed assets & Intellectual Properties	-	-
Net cash provided (used) in investing activities	-	-

Cash flows from financing activities
Sale of Units	0	0
Proceeds from Shareholder - Related Party	6,000	0
Officer Loan	0	0
Net cash provided (used) by financing activities	0	0

Net increase (decrease ) in cash	(93)	(2,630)

Cash and cash equivalents, beginning of period	1,331	3.063

Cash and cash equivalents, end of period	$1,238	$433

Supplemental disclosures

Noncash investing and financing activities:
Issuance of common stock in exchange for Intellectual property	0	$0
Officer's compensation and Rent Credited to Additional Paid in Capital	$14,000	$14,000
Issuance of common stock for services rendered	0	26,850

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Notes to Financial Statements
June 30, 2010

NOTE 1 – Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010

NOTE 2 – GOING CONCERN

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $437,336 from inception July 27, 2004 to June 30, 2010.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – DUE TO SHAREHOLDERS/OTHERS

On April 13, 2010, the Hyett Group Ltd., a related shareholder loaned the Company $6,000. The loan is payable on demand and can be extended by mutual consent of both parties. The loan is interest free.

NOTE 4 – SUBSEQUENT EVENTS

On July 9, 2010, the Hyett Group Ltd., a related shareholder loaned the Company $1,500. The loan is payable on demand and can be extended by mutual consent of both parties. The loan is interest free.

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

Results of Operations:

Total operating expenses for the three months period ended June 30, 2010 was $20,273 as compared to $24,279  for  the three month period ending June 30, 2009.    Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

The Company reported a net loss for the three month period  ending June 30, 2010 of $17,273 as compared to $21,179 for the three month period ending June 30, 2009.

The Company incurred $2,730  additional development  expenses during the quarter ending June 30, 2010  as compared to $3,430  the corresponding period ended June 30, 2009.

Revenues during the three  months ended June 30, 2010  was $3,000  compared to $3,100  for the corresponding period ending June 30, 2009

The increase  in net loss  is  attributable to the decrease  in revenues and increase in expenses.  The company has not yet succeeded in increasing its revenues.     The Company is currently focusing on finding additional clients for its GMG System, in hope of diversifying its clientele.   As of  June 30, 2010, the Company has not signed on any new clients for its services.  The company is seeking to raise additional funds in order to engage in marketing of its product to a wider audience. With the current available funds the company is unable to initiate a marketing campaign which is necessary in order to become a viable business. There is no assurance that the company will be successful in raising funds.  If the Company is unable to raise funds in the near future, it may be forced cease operations or seek an alternative.

As reflected in the accompanying audited financial statements, we had  a negative cash flow and an accumulated net loss from inception of  $4367,336.  This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Liquidity and Capital Resources:

As of June 30, 2010 the Company had $1,238 in cash, compared to $ 433 as of  June 30, 2009.

Net cash used in operating activities was ($93)   for the nine month ended June 30, 2010 compared to ($2,630) for the period ended June 30, 2009.

Net cash provided by financing activities for the three  month period ended June 30, 2010 was $0 as compared to $0  for the corresponding period ending June 30, 2009

On January 2009 the Israeli Parliament passed an anti spam law which allows telemarketing campaign to call only customers who agreed to receive calls (OPT-IN), while assessing a high fine for any violation. This change affected the entire telemarketing activity and as a result, our services to Platin diminished.  Together with Platin we are looking for ways to overcome this issue, but so far without any success. We are currently in need of immediate cash to continue our business. However, the current status of the global market leave us with less hope to obtain the required financial backup needed for executing our market plan and we will concentrate to use our limited resources to further strengthening the system features and improving its ruggedness.

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

Item 3.   Controls & Procedures:

The Company’s Chief Executive Officer who is also the  Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after June 30, 2010

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 1A:   Risk Factors:

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock.  Please refer to our annual report on Form 10-K for fiscal year 2010 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2. Unregistered Sale of Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending  June 30, 2010 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

VGTEL, INC.

/s/ Ron Kallus
RON KALLUS
Title:	Chairman, Chief Executive Officer
Dated: August 11, 2010	(principal executive officer)

/s/ Ron Kallus Date: August 11, 2010
RON KALLUS
Title:	Chief Financial Officer
(principal financial officer)