Form 10-Q
period 2010-09-30
VGTel, Inc.
filed 2010-11-05
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2010  OR

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
Yes  x No Ё

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No ☒

As of   November 4, 2010 6,434,000   shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No  x

VGTEL, INC.

FINANCIAL STATEMENTS

September 30, 2010 (unaudited)

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	3
		Balance Sheets	3
		Statements of Operations	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	9
Item	1A	Risks	9
Item	2	Changes in Securities	9
Item	3	Default Upon Senior Securities	9
Item	4	Submission of Matters to a Vote of Securities Holders	9
Item	5	Other Information	9
Item	6	Exhibits And Reports on Form 8K	10

 Item: 1. Financial Statements

VGTel, Inc.

Balance Sheets
(unaudited)

	September 30,	March 31,
ASSETS	2010	2010

CURRENT ASSETS
Cash and cash equivalents	$1,333	$1,331
Accounts receivable	1,000	1,031

Total Current Assets	2,333	2,361

Intellectual property, net	1,450	4,350

Total Assets	$3,783	$6,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$2,400	$7,045
Due to shareholders/others	27,230	19,730
Due to shareholder/officer	31,323	31,323

Total Current Liabilities	60,953	58,098

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value,
Authorized 10,000,000 shares, none issued	-	-
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares, Issued &
outstanding 6,433,900 and 6,433,900	643	643
Additional paid in capital	396,723	368,053
Accumulated deficit	(454,536)	(420,083)

Total Stockholders' Deficit	(57,170)	(51,387)

Total Liabilities and Stockholders' Deficit	$3,783	$6,711

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

Statements of Operations
(Unaudited)

	Three Month Period Ending		Six Month Period Ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES- Related Party	$3,000	$4,800	$6,000	$7,900

OPERATING EXPENSES
General and administrative	1,705	1,627	3,463	6,698
Research & Development	2,690	4,110	5,420	7,540
Imputed Officers' compensation & Rent	14,000	14,000	28,000	28,000
Depreciation and amortization	1,450	1,450	2,900	2,900

Total operating expenses	19,845	21,187	39,783	45,138

Imputed Interest Expense	335	336	670	664

NET LOSS	$(17,180)	$(16,723)	$(34,453)	$(37,902)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER	6,433,900	6,433,900	6,433,900	6,433,900
OF SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Statements of Cash Flows
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net Loss	$(34,453)	$(37,902)
Adjustments to reconcile net loss to net
cash used by operating activities:
Imputed Officer's Compensation & Rent	28,000	28,000
Depreciation and amortization	2,900	2,900
Imputed interest	670	664
Changes in assets and liabilities:
Accounts receivable	30	(700)
Accounts payable	(4,645)	930
Net cash used by operating activities	(7,498)	(6,108)

Cash flows from financing activities
Proceeds from Shareholder - Related Party	7,500	4,000

Net increase (decrease ) in cash	2	(2,108)

Cash and cash equivalents, beginning of period	1,331	3,063

Cash and cash equivalents, end of period	$1,333	$955

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Notes to Financial Statements
September 30, 2010

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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has recurring losses and a working capital deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing and loans from shareholders.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – DUE TO SHAREHOLDERS/OTHERS

On April 13, 2010, the Hyett Group Ltd., a related shareholder loaned the Company $6,000. The loan is payable on demand and can be extended by mutual consent of both parties. The loan is interest free.

On July 16, 2010, the Hyett Group Ltd., a related shareholder, loaned the Company $1,500. The loan is payable on demand and can be extended by mutual consent of both parties. The loan is interest free.

NOTE 4 – SUBSEQUENT EVENTS

On October 18, 2010, the Hyett Group Ltd., a related shareholder, loaned the Company $1,500. The loan is payable on demand and can be extended by mutual consent of both parties. The loan is interest free.

Item 2.  Management Discussion & Analysis

 We developed a telemarketing campaign product called Global Messaging Gateway (GMG). This product is designed to enable a single User of the System to set up a telemarketing campaign to distribute messages to bulk lists of recipients in the medium of text, voice, Fax or multimedia. Messages can be delivered from one control center (one location) to thousands of clients anywhere in the world simultaneously using the internet instead of traditional telephone equipment.

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

In September 2008 our website was upgraded to allow Multi-language support, currently it supports English and Hebrew, while Russian will be the next language to be supported.

In spite of our efforts to add clients for our services, our only current client is Platin Ltd. located in Israel. Platin is a Public Relations (PR) company which handles clients, from various market segments mostly located in the State of Israel. Their largest clients that make use of our telemarketing services are supermarkets, Credit cards providers, Non-Profit Charity organizations, and Pets’ food suppliers. We provide our services to Platin, and although the campaigns are being conducted for Platin's clients, we only have a direct relationship with Platin who subcontracts our services for use by their clients. We do not have any relationship with their clients who are using our system. Therefore Platin is our only client to date and Platin and their clients are located in the State of Israel. Consequently, we are currently only doing business in Israel.

Platin Ltd. is a related party. Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel. Mr. Hason has agreed to recuse himself from any corporate decision relating to Platin Ltd business relationship with VGTel, Inc.

 We currently depend on Platin, Israel for our total revenues.   Unfortunately, to date Platin has provided only minimal revenues and we are unable to attract additional clients for our services.  The revenues we generate from Platin are not sufficient to cover our general and administrative expenses consequently we have relied on shareholders loans to meet our expenses.

As of September 30, 2010 we generated only minimum revenues from Platin which is insufficient to enable us to launch a broad marketing campaign to attract clients for our services in order to become a viable business. Furthermore, we failed in our attempts to raise capital to enable us to advertise and become a viable business.   As of September 2010, we had $1,333 in cash available to us.  We do not have sufficient funds to continue to operate and must either find an acquisition target or cease operations entirely.

During the month of September 2010, in an attempt to increase shareholder value, management has begun to initiate merger discussions with a potential merger candidate.     As of September 30, 2010 no agreements have been entered into.  Furthermore, there is no assurance that any agreement will be entered into, or even if we enter into an agreement for an acquisition, that such company would be successful in generating revenues and increasing shareholder value.

 Results of Operations:

Total operating expenses for the three months period ended September 30, 2010 was $19,485 as compared to $21,187 for the three month period ending September 30, 2009.    Total operating expenses for the six months period ended September 30, 2010 was $39,783 as compared to $45,138   for the six month period ending September 30, 2009.  Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

The Company reported a net loss for the three month period ending September 30, 2010 of $17,180 as compared to $16,723 for the three month period ending September 30, 2009.  The Company reported a net loss for the six month period ending September 30, 2010 of $34,453 as compared to $37,902 for the three month period ending September 30, 2009.

The Company incurred $2,690   additional development expenses during the quarter ending September 30, 2010 as compared to $4,110   the corresponding period ended September 30, 2009.  The Company incurred $5,420    additional development expenses during the six month period ending September 30, 2010 as compared to $7,540    the corresponding period ended September 30, 2009.

Revenues during the three month ended September 30, 2010 was $3,000 compared to $4,800 for the corresponding period ending September 30, 2009.    Revenues during the six month ended September 30, 2010 was $6,000 compared to $7,900   for the corresponding period ending September 30, 2009.  The increase in net loss is attributable to the decrease in revenues and increase in expenses.

As reflected in the accompanying financial statements, we had a negative cash flow from operations and recurring losses.  This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Liquidity and Capital Resources:

As of September 30, 2010 the Company had $1,333 cash, compared to $ 1,331 as of March 31, 2010.

Net cash used in operating activities was $7,498 for the six month period ended September 30, 2010 compared to $6,108 for the period ended September 30, 2009.

Net cash provided by financing activities for the six   month period ended September 30, 2010 was $7,500 as compared to $4,000 for the corresponding period ending September 30, 2009

During the month of September 2010, in an attempt to increase shareholder value, management has initiated merger discussions with a potential merger candidate.     As of September 31, 2010 no agreements have been entered into.  Furthermore, there is no assurance that any agreement will be entered into, or even if we enter into an agreement for an acquisition, that such company would be successful in generating revenues and increasing shareholder value.

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

Item 3.   Controls & Procedures:

The Company’s Chief Executive Officer who is also the  Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September  30, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after September 30, 2010

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending September 30, 2010 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

VGTEL, INC.

/s/ Ron Kallus
RON KALLUS
Title:	Chairman, Chief Executive Officer
Dated: November 5, 2010	(principal executive officer)

/s/ Ron Kallus Date: November 5, 2010
RON KALLUS
Title:	Chief Financial Officer
(principal financial officer)