Form 10-Q
period 2010-12-31
VGTel, Inc.
filed 2011-02-16
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010  (Mark One)

☑	QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2010  OR

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

  Yes     No ☒

As of   February 15,  2011 9,530,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):    Yes    No  x

VGTEL, INC.

FINANCIAL STATEMENTS

December 31, 2010 (unaudited)

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	3
		Balance Sheets	3
		Statements of Operations	4
		Statement of Cash Flows	5
		Notes to Financial Statements	6
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	9
Item	1A	Risks	9
Item	2	Changes in Securities	9
Item	3	Default Upon Senior Securities	9
Item	4	Submission of Matters to a Vote of Securities Holders	9
Item	5	Other Information	9
Item	6	Exhibits And Reports on Form 8K	10

VGTel, Inc.
Balance Sheets
(Unaudited)

	December 31,	March 31,
ASSETS	2010	2010

CURRENT ASSETS
Cash and cash equivalents	$1,476	$3,063
Accounts receivable	1,056	1,030

Total Current Assets	2,555	2,361

Intellectual property, net	0	4,350

Total Assets	$2,532	$6,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$2,400	$7.045
Due to shareholders/others	28,730	19,730
Due to shareholder/officer	31,323	31,323

Total Current Liabilities	62,453	58,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value,
authorized 10,000,000 shares; none issued	-	-
Common stock, $.0001 par value,
authorized 200,000,000 shares; issued and
outstanding 6,433,900 and 6,433,900, respectively	643	643
Additional paid in capital	411,058	368,053
Accumulated deficit	(471,622)	(420,083)

Total Stockholders' Deficit	(59,921)	(51,387)

Total Liabilities and Stockholders' Deficit	$2,532	$6,711

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
Statements of Operations
(unaudited)

	For the Three		For the Nine
	Month Period Ending		Month Period Ending
	December 31,		December 31,
	2010	2009	2010	2009

REVENUES	$3,000	$4,200	$9,000	$12,100

OPERATING EXPENSES
General and administrative	1,601	3,107	5,064	9,804
Research and development	2,700	3,840	8,120	11,380
Officers' compensation and Rent	14,000	14,000	42,000	42,000
Depreciation and amortization	1,450	1,450	4,350	4,350
Professional Services- Consulting	-	-	-	-

Total operating expenses	19,751	22,397	59,534	67,534

Interest expense	335	335	1,005	999

NET LOSS	$(17,086)	$(18,532)	$(51,539)	$(56,433)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	6,433,900	6,433,900	6,433,900	6,433,900

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended	Nine months ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities
Net Loss	$(51,539)	$(56,433)
Adjustments to reconcile net loss to net
cash used by operating activities:
Imputed Officer's Compensation & Rent	42,000	42,000
Depreciation and amortization	4,350	4,350
Imputed interest	1005	999
Changes in assets and liabilities:
Accounts receivable	(26)	(100)
Accounts payable	(4,645)	1,900
Net cash used by operating activities	(8,855)	(7,284)

Cash flows from financing activities
Proceeds from Shareholder - Related Party	9,000	5,500

Net increase (decrease ) in cash	145	(1,784)

Cash and cash equivalents, beginning of period	1,331	3,063

Cash and cash equivalents, end of period	$1,476	$1,279

Supplemental disclosures of cash flow information::

Noncash investing and financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

.
VGTel, Inc.
Notes to Financial Statements
DECEMBER 31, 2010

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

On October 18,  2010, the Hyett Group Ltd., a related shareholder loaned the Company $1,500.   The loan is payable on demand and can be extended by mutual consent of both parties. The loan is interest free.

NOTE 4 – SUBSEQUENT EVENTS

On January 11, an aggregate of 6,940,000 Series A,B,C,D warrants were repriced to $0.001 per share and all of the warrants were exercised. into 6,940,000 common shares.

On January 12, the Board of Directors and a majority of the shareholders authorized the Company’s 2011 Equity Incentive Plan under  which 10,000,000 shares of common stock will be reserved for issuance.  The purpose of the 2011 Long-Term Equity Plan (“Plan”) is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company.

On February 1, 2011 we  issued an aggregate of 1,166,666 shares of common stock to various consultants and service providers in consideration for services rendered valued at $291,666.

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

We have been providing our services to one client to date, Platin, located in Israel.  Consequently, we are currently only doing business in Israel.

Platin Ltd. is a related party. Israel Hason is the Chief Marketing Officer of our Company and a Director. Mr. Hason is also the managing partner and principal shareholder of Platin Ltd. Israel.

We depended on Platin,  for our total revenues.   Unfortunately, to date Platin has provided only minimal revenues and we are unable to attract additional clients for our services.  The revenues we generated from Platin are not sufficient to cover our general and administrative expenses consequently we have relied on shareholders loans to meet our expenses.

As of December 31, 2010 we generated only minimum revenues from Platin which is insufficient to enable us to launch a broad marketing campaign to attract clients for our services in order to become a viable business. Furthermore, we failed in our attempts to raise capital to enable us to advertise and become a viable business.   As of December 2010, we had $1,476 in cash available to us.  We do not have sufficient funds to continue to operate and must either find an acquisition target or cease operations entirely.

During the month of September 2010, in an attempt to increase shareholder value, management has begun to initiate merger discussions with a potential merger candidate.  On December 30,  2010, VGTel,  Inc. (the “Company”) entered into  a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among Joseph R. Indovina  (the “Buyer”),  Ron Kallus, Niva Kallus, Israel Hason and ten  individual shareholders (the “Sellers”),  which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, on  (the “Closing Date”), the Buyer acquired from the Seller 3,332,823 shares (the “Purchased Stock”), or approximately 27.4% %, of the issued and outstanding common stock of the Company. Pursuant to the terms of the Purchase Agreement, Ron Kallus, Niva Kallus, Israel Hason, the current officers and directors of the Company  resigned on the Closing Date and Joseph R. Indovina was named President, Secretary and Director of the Company.   As a result of the Buyer’s acquisition of the Purchased Stock, a change in voting control of the Company took place and the Buyer  now controls the Company by reason of his ownership of approximately 27.4% of the issued and outstanding common stock of the Company and the appointment of Joseph R. Indovina as President, Secretary and Director of the Company.

Pursuant to the Stock Purchase Agreement at or prior to the Closing Date, the GMG intellectual properties, products, assets,  the VGTel name, and business  will be spun out from VGTel, Inc. to Ron Kallus and Israel Hason  in exchange of the following:

1.	Cancelling 1,246,000 common shares of VGTel, Inc. owned by Ron Kallus and Israel Hason .
2.	Transferring all accounts receivable and accounts payable to NYN International.

3.	Forgiveness of Officer’s Loan to the Company amounting to $31,323 to the Company.
4.	Forgiveness of $6,250 in accrued expenses owed to Yoav Kallus for development.

5.	Forgiveness of $6,480 accrued expenses owed to NYN International, a company owned by Ron Kallus.

There are no arrangements or understandings among the Buyer and the Seller and their associates with respect to the election of directors or other matters.

 Results of Operations:

Total operating expenses for the three months period ended December 31, 2010 was $19,751 as compared to $22,397  for the three month period ending December 31, 2009.    Total operating expenses for the nine months period ended December 31, 2010 was $59,534 as compared to $67,534   for the nine month period ending December 31, 2009.  Our only customer Platin, who is a related party has been experiencing a decrease in referable business.  We have not been able to attract additional clients.

The Company reported a net loss for the three month period ending December 31, 2010 of $17,086 as compared to $18,532  for the three month period ending December 31, 2009.  The Company reported a net loss for the nine month period ending December 31, 2010 of $51,539  as compared to $56,433 for the nine month period ending December 31, 2009.

The Company incurred $2,700   additional development expenses during the quarter ending December 31, 2010 as compared to $3,840   the corresponding period ended December 31, 2009.  The Company incurred $8,120  additional development expenses during the nine month period ending December 31, 2010 as compared to $11,380    the corresponding period ended December 31, 2009.

Revenues during the three month ended December 31, 2010 was $3,000 compared to $4,200 for the corresponding period ending December 31, 2009.    Revenues during the nine month ended December 31, 2010 was $9,000 compared to $12,100   for the corresponding period ending December 31, 2009.  The increase in net loss is attributable to the decrease in revenues and increase in expenses.

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

 Liquidity and Capital Resources:

As of December 31, 2010 the Company had $1,476 cash, compared to $ 1,331 as of March 31, 2010.

Net cash used in operating activities was $8,885 for the nine month period ended December 31, 2010 compared to $7,284 for the period ended December 31, 2009.

Net cash provided by financing activities for the nine   month period ended December 31, 2010 was $9,000 as compared to $5,500  for the corresponding period ending December 31, 2009

At the current level of revenues and expenses, in conjunction with the committed loan from our President, we anticipate we will not have sufficient funding to operate for the next 12 months. Additionally, we will need to raise substantial funds in order to launch a broad marketing campaign to attract clients for our product in order to become a viable business. We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent our planned development and our marketing effort which is necessary for our business to become viable.

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

Item 3.   Controls & Procedures:

The Company’s Chief Executive Officer who is also the  Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December  31, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after December 31, 2010

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter   ending December 31, 2010 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

VGTEL, INC.

/s/ Ron Kallus
RON KALLUS
Title:	Chairman, Chief Executive Officer
Dated: February 15, 2011	(principal executive officer)

/s/ Ron Kallus Date: February 15, 2011
RON KALLUS
Title:	Chief Financial Officer
(principal financial officer)