Form 10-K
period 2011-03-31
VGTel, Inc.
filed 2011-08-17
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

Commission file number

000-52983

VGTEL, INC.

(Exact name of registrant as specified in its charter)

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

400 Rella Blvd.  Suite 174
Suffern, NY 10901

(Address of principal executive offices, including zip code.)

845-368-0110

 (Registrant's telephone number, including area code)

2 Ingrid Road
Setauket, NY 11733-2218
Tel: 631-458-1120

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  [ ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [  ] Yes [ X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]  No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

The aggregate market value of the 3,890,000 Common Stock held by non-affiliates of the Registrant on August 16, 2011 based on the  average between the bid and asked price of such common equity, $3,403,750.  The Company had 12,244,489 common shares outstanding as of August 16, 2011.

FORWARD LOOKING STATEMENTS:

This Annual  Report contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance or achievements of our business to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, business prospects, changes and trends in our business, and the markets in which we operate as described in this Annual  Report. In some cases, you can identify the forward-looking statements by the use of words such as “may,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “forecast,” “believe,” “estimate,” “predict,” “propose,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements represent our present expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Consequently, results actually may differ materially from the expected results included in these statements.

All forward-looking statements in this Annual  Report are made as of the date hereof, based on information available to us as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual  Report.

Among the key factors that may have a direct bearing on the company's operating results are risks and uncertainties described under “risk factors,” including those attributable to our lack of operations and concerns about our ability to raise capital.

PART I

ITEM 1.	BUSINESS

Corporate History and Background

We were organized on February 5, 2002, under the laws of the State of New York as Tribeka Tek, Inc. and engaged in the business of providing Edgarizing services for publicly traded companies, including assisting filings through the Edgar system.

On January 18, 2006 we  acquired  all  of  the  software and intellectual property assets pertaining to the  “VGTel system”, from NYN International,  LLC,  a  technology development company which developed the ‘GMG system’.  These assets were designed to allow us to operate in the ‘voice-over-internet-protocol’ (“VOIP”) sector of the telecommunications industry.   Effective February, 2006, we ceased to provide Edgarizing services and devoted our full attention to the VOIP services.

In January, 2006 we changed our name to VGTel Inc.  On December 30, 2010, after nearly five years of operating the business relating to the GMG assets with only minimal operations and continued losses, we determined to cease business operations related to the GMG assets and seek to find a suitable business to enter into or to acquire.

On December 30,  2010,  we entered into a ‘Common Stock Purchase Agreement’ (the “Purchase Agreement ”) by and among Joseph R. Indovina  (the “ Buyer ” and/or “Indovina”),  Ron Kallus, Niva Kallus, Israel Hason and  individual shareholders (the “Sellers”),  and us which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, Indovina  acquired 3,332,823 shares, or approximately 27.14%, of the issued and outstanding shares of common stock of Company from the Sellers with the Sellers receiving, in the aggregate two hundred sixty five thousand six hundred thirteen  dollars ($265,613.00) from Indovina for the purchase. On January 10, 2011, in accordance with the Purchase Agreement, our then current officers and directors resigned and Indovina was named President, Secretary and Director.   Further, pursuant to Purchase Agreement, prior to the Closing, the GMG intellectual properties, products, assets, the VGTel name, and business was spun out from us to Ron Kallus and Israel Hason in exchange for the cancellation of certain shares issued to them and forgiveness for loans made to us by Ron Kallus and forgiveness of certain accrued payables for services provided to us by Ron Kallus and affiliate parties.

On February 24, 2011 we executed an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Venture Industries, Inc., a company organized under the laws of the state of Nevada, pursuant to which we would acquire 100% of the issued and outstanding shares of Venture, in exchange for the issuance of 17,698,571 shares of our common stock, par value $0.0001. The shares that we would issue to the shareholders of Venture would have constituted 65% of our issued and outstanding common stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement and after giving effect to the Cancellation Agreement canceling a specific number of shares from our Sole Officer who was resigning.

On June 30, 2011, the Company received a letter dated July (sic) 29, 2011 from Lawrence Harris as President of Venture, terminating the agreement with Venture. The letter alleged breaches of the agreement by us, including the removal of Lawrence Harris as our President on June 28, 2011.   Upon further investigation by our Board of Directors, we determined that issues and disputes existed as to whether the share exchange transaction had closed. We then determined on July 19, 2011, to accept the termination of the agreement by Venture pursuant to the Letter.

As a result of the termination prior to closing of the exchange, the disclosure in our filings with the Securities and Exchange Commission relating to Venture Industries, Inc. or our ongoing operations, share issuances, shell company status, share ownership or control are not applicable and should no longer be relied upon when analyzing our business, operations or financial condition.    The affected information appears in our Form 8-K filed on April 5, 2011 and our Preliminary Information Statements filed on April 8, 2011, April 22, 2011 and May 13, 2011.

Consequently, as a result of the termination of the agreement prior to closing, we remain a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and will seek appropriate business opportunities.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through starting up a new business or a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and our relative negotiating strength with such promoters.    It is likely that we will acquire its participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an Acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders may not be left with control of a majority of our voting shares following the formation of a new business or a reorganization transaction. As part of such a transaction, all or a majority of our directors and officers may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon our sole determination without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

We presently have no employees apart from our management.  We have several consultants who currently provide services to us. Some of them are compensated for their services through the issuance of our shares to them, which may result in further dilution to you.  We may hire additional employees, consultants, and recruit senior executive members as officers and directors, which employees may be instrumental in forming a new business or we may acquire another business with a full management team already on board.

Reports to Security Holders:

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549, on official business days between the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

ITEM 1A.                                            RISK FACTORS:

An investment in our securities is highly speculative in nature and involves an extremely high degree of risk.

Our business is difficult to evaluate because we have ceased our operations and currently have no operating history.

As we currently have no operations or revenues and only minimal assets, there is a risk that we will be unable to continue as a going concern and start up a viable business or consummate a business combination.  We recently spun out our previous business which was not successful.  We have had no current operations nor any revenues or earnings from operations since the spin off of our previous business. We have no significant assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until we are successful in either starting up a business or through the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can start up a successful business or consummate a business combination with a profitable business opportunity. We may never be able to identify a suitable business opportunity and or consummate a business combination.

We need to raise additional funds to start up a business or acquire profitable operations in order to become viable.

We need to raise additional funds to start up a business or acquire profitable operations in order to become viable.  The amount of funding required will be determined by many factors, some of which are beyond our control.  We anticipate securing any additional funding through the issuance of debt or equity securities. The sale of additional common stock, preferred stock or convertible equity or debt will result in dilution to our stockholders. We have no commitment for any additional financing and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us or if we are unable to startup a business or acquire profitable operations, it will delay our plan of operations and adversely affect our ability to generate future revenues and may prevent us from continuing as a going concern.

We may not be able to obtain such financing from available sources or on acceptable terms. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and any further downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.   If we fail to raise additional funds, we may be unable to advance our plans to start up a business or acquire profitable operation.  Furthermore, our registered independent certified public accountants have stated in their audit report that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

There is intense competition for business start ups and private companies suitable for a merger transaction of the type we contemplate.

We are in a highly competitive market for a small number of business opportunities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. This reduces the likelihood of our consummating a successful business combination.

Future success is highly dependent on the ability of our management and consultants to either start up a business or locate and attract a suitable acquisition.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intend to either start up a business or seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in either starting a business or locating candidates meeting that criterion. In the event we complete a start up we may need to recruit highly skilled personnel in our management team, thus the success of our operations may be dependent upon our newly recruited management of the successor firm or venture partner firm and numerous other factors beyond our control.

 We have no existing agreement for starting up a business or a business combination or other transaction.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment.  We have no arrangement, agreement or understanding with a specific business we would start up or with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We have not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to start up a successful business or negotiate a business combination on favorable terms, and there is consequently a risk that we will never become a company with active business operations.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. SEC rules require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may become subject to additional regulations or rules which would adversely affect our operations or ability to consummate a transaction.

Although we are subject to the reporting requirements under the Exchange Act, we do not expect to become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we do not intend to engage in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

Additionally, transactions between shell companies and private companies have recently received increased negative press and scrutiny from the SEC and securities exchanges.  The SEC and national securities exchanges are considering regulations aimed at reducing fraud in reverse merger transactions that result in the owners of a previously private company becoming the controlling shareholders of a public company.  Proposed rule changes would make it more difficult for subject companies to list on national securities exchanges.  Any such regulations, if adopted, have the potential to increase our reporting costs and the costs of a potential transaction with a private operating company.  Additionally, any such regulations may also decrease the attractiveness to a private operating company of engaging in a transaction with public shell companies such as us.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for us or our transaction partner or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction.  We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we start up a successful company or merge with or acquire an operating business.

We are a development stage company and currently have had no revenues from operations. We will not realize any revenues unless and until we successfully start up a successful business or merge with or acquire a successful  business.

We intend to issue more shares to either recruit highly talented individuals in our management team or for a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock.  Recruitment of highly qualified management personnel suitable for a business start up or a merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business start up or business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

Because we may seek to start up a new business or complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist in starting a new business and/ or if we acquire a privately held business to in a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. Additionally, brokerage firms may not want to conduct any secondary offerings on behalf of our post-merger company in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board (OTCBB) must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  This Annual Report on Form 10-K is being filed after the applicable deadline.  As a result, our stock quotation symbol (“VGTLE”) appeared on the OTC Bulletin Board with an appended “E”.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.  There can be no assurance that we will not issue such preferred stock in the future.

At times our stock is thinly traded, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

In the past the shares of our common stock were not traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  A broader or more active public trading market for our common shares may never develop or, if developed, be sustained, or even that current trading levels will be sustained.  Due to these conditions, you may not be able to sell your shares at or near ask prices or at all.  This risk may increase if more investors attempt to sell stock over a short time period.

Broker-dealer requirements applicable to “penny stocks” may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks, such as ours, to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market.  These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded.  In addition, the liquidity for our Common Stock may decrease, with a corresponding decrease in the price of our common stock.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock.  If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future.  Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates.  You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and there may be limited trading, then you may not have any manner to liquidate or receive any payment on your investment.  Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations.  In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand business operations.

We are currently a Shell Company and we are subject to SEC Rule 144(i)

We are currently a “shell company” as defined in SEC Rule 144(i) as revised on 2/15/2008.  Under the revised Rule 144(i), a “shell company” is precluded from utilizing  Rule 144 as an exemption from registration unless the issuer has met the requirements to cure its shell status under Rule 144(i)(2) and it (i) is no longer a shell company as defined in Rule 144(i)(1); (ii) has filed all reports (other than Form 8-K reports) required under the Exchange Act for the preceding 12 months;  and (iii) has filed current "Form 10 information" with the SEC reflecting its status as an entity that is no longer an issuer described in Rule 144(i)(1), and at least one year has elapsed since the issuer filed that information with the SEC.

Provisions in our charter documents and under New York law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.  These provisions include the following:

•
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Our certificate of incorporation does not provide for cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•
Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock.  The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

 As a New York corporation, we are also subject to certain New York anti-takeover provisions. Under New York law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on New York law to prevent or delay an acquisition of us.

The concentration of our capital stock ownership with our founders, executive officers and our directors and their affiliates may limit our stockholders’ ability to influence corporate matters.

As of March 30, 2011, our sole executive officer and director owned shares of common stock representing 27.4% of the voting power of our outstanding capital stock.  If we start up a business or enter into a business combination, we may need to issue a substantial number of shares to newly named executive officers and other highly talented individuals to be recruited in our management team.  The aggregate number of shares held by management may be in excess of 50% of our outstanding common stock.  These individuals in aggregate may have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future.  This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

The termination of the Share Exchange Agreement with Venture Industries, Inc. may expose us, our directors and our officers to litigation and damages.

On June 30, 2011, we received a letter dated July (sic) 29, 2011 from Lawrence Harris as President of Venture, terminating the Agreement and Plan of Share Exchange, dated as of February 24, 2011, by and among us and Venture. The letter alleged breaches of the share exchange agreement by us, including the removal of Lawrence Harris as our President on June 28, 2011.  We originally viewed the letter as invalid and unauthorized, in part based on the Form 8-K filed on April 5, 2011 on behalf of us by Lawrence Harris as our President, Interim Chief Financial Officer and Principal Accounting Officer which stated that the share exchange transaction closed on March 30, 2011.  Upon further investigation by our Board of Directors, we determined that issues and disputes existed as to whether the share exchange transaction had closed. We then determined on July 19, 2011, to accept the termination of the agreement by Venture pursuant to the letter.

Our shareholders, as well as certain of our former shareholders and other parties, including Venture, may seek to recover from us and our current and former officers and directors damages allegedly suffered as a result of the termination of the Agreement, or any decline in our stock price.  Any such legal actions may result in us becoming obligated to fund legal defenses for our current or former directors and officers as well as our legal defense and may expose us to damages and claims for indemnity.  We may not be able to recover all or any losses we suffer from our insurance.  Additionally, the time and effort required to defend against any such litigation may be a significant drain on the resources of our management and reduce our attractiveness as a transaction partner.

ITEM 1B                                            UNSOLVED STAFF COMMENTS:

None.

ITEM 2.                                             DESCRIPTION OF PROPERTY

As of March 31, 2011, our office was located at: 2 Ingrid Road Setauket, NY 11733-2218.  Our former CEO had agreed to provide his home office for administrative use by the Company free of charge on a temporary basis.  The office is equipped with standard office equipment including computers, scanners, copiers, and fax machine and office space.  We have since relocated to 400 Rella Blvd.  Suite 174, Suffern, NY 10901, where we lease office space.

ITEM.3                                              LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.                                             REMOVED AND RESERVED

None.

PART II

ITEM 5.                                            MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

Our common stock is quoted on the Over the Counter Bulletin Board.  The table below sets forth the high and low prices for our common stock for each full quarterly period within the two most recent fiscal years.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.  Before February 14, 2011, our common stock traded sporadically, if at all.  We do not expect to declare dividends in the foreseeable future because we intend to utilize earnings, if any, to finance future growth.

Period	High	Low
Qtr. Ended March 31, 2011	$15.00	$4.05
Qtr. Ended December 31, 2010	$ 0.25	$0.25
Qtr. Ended September 30, 2010	$ 0.25	$0.25
Qtr. Ended June 30, 2010	$ 0.25	$0.25
Qtr. Ended March 31, 2010	$ 0.25	$0.25
Qtr. Ended December 31, 2009	$ 0.25	$0.25
Qtr. Ended September 30, 2009	$ 0.25	$0.25
Qtr. Ended June 30, 2009	$ 0.25	$0.25

Effective as of December 30, 2010, certain of our shareholders sold an aggregate of 3,332,823 shares to Joseph R. Indovina for a total purchase price of $265,613, or approximately $0.08 per share.  This transaction is further described in our amended Form 8-K filed with the SEC on February 11, 2011.  On January 11, 2011 an aggregate of 6,940,000 Series A, B, C, and D warrants were repriced to $0.001 per share and all of the warrants were exercised into 6,940,000 common shares and reported in our 10Q for the period ended December 31, 2110 filed on February 16, 2011.   Effective February 1, 2011, we  issued an aggregate of 1,166,666 common shares to five service providers valued at an aggregate of $291,666, or $0.25 per share, for services rendered.  We reported these share issuances on Form 8-K filed on February 14, 2011.

At March 31, 2011, we had approximately 87 shareholders, excluding shareholders whose shares are held at brokerage firms through the DTC system.

2010 Equity Incentive Plan

On February 24, 2011 the Board of Directors voted to authorize the 2011 Equity Incentive Plan.   No grants or awards have been made pursuant to the plan as of March 31, 2011.

The Plan reserves 10,000,000 shares of common stock for issuance in accordance with the Plan’s terms.   The Company has made no plans for granting of any awards under the 2011 Equity Incentive Plan and no employment agreement exists as yet which include granting of awards under the 2011 Equity Incentive Plan.   Consequently, neither weighted average exercise price, nor payment of benefits to Executive Officers and others is as yet determinable.

The purpose of the Plan is to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential contributions to us and our subsidiaries have been, are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. The various types of long-term incentive awards that may be provided under the Plan are intended to enable us to respond to changes in practices, tax laws, accounting regulations and the size and diversity of our business.

A summary of the principal features of the Plan is provided below, but is qualified in its entirety by reference to the full text of the Plan, which is attached to this 10K.  The capitalized terms, if not defined in this 10K, are defined as in the Plan.

Administration

The Plan is administered by the Plan committee (“Committee”) which shall consist of either (i) the Board of Directors of the Company or (ii) or a Committee of the Board of Directors designated to administer the Plan which is comprised solely of 2 or more outside directors all of whom are “outside directors” within the meaning of the regulations issued under Section 162(m) of the Internal Revenue Code (“Code”).

Subject to the provisions of the Plan, the Committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, deferral, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

Stock Subject to the Plan

If any unissued shares covered by such award will be available for issuance under the Plan.  If a holder pays the exercise price of a stock option by surrendering any previously owned shares or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, then, in the Committee’s discretion, the number of shares available under the Plan may be increased by the lesser of (i) the number of shares surrendered and shares used to pay taxes and (ii) the number of shares purchased under the stock option.

Under the Plan, on a change in the number of shares of common stock as a result of a dividend on shares of common stock payable in shares of common stock, common stock forward split or reverse split, combination or exchange of shares of common stock or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, the Committee shall determine, in its sole discretion, whether the terms of the outstanding award require adjustment.

Eligibility

Awards may be granted under the Plan to officers, directors employees and consultants who are deemed to have rendered, or to be able to render significant services to us or our subsidiaries and who are deemed to have contributed, or to have the potential to contribute, to our success.

Types of Awards

Options.  The Plan provides both for “incentive” stock options as defined in Section 422 of the Code, and for options not qualifying as incentive options, both of which may be granted with any other award under the Plan. The Committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year (under all of our Plans), measured at the date of the grant, may not exceed $100,000 or such other amount as may be subsequently specified under the Code or the regulations thereunder.

An incentive stock option may only be granted within a ten-year period beginning January 1, 2011 and may only be exercised within ten years from the date of the grant, or within five years in the case of an incentive stock option granted to a person who, at the time of the grant, owns common stock possessing more than 10% of the total combined voting power of all classes of our stock. Subject to any limitations or conditions the Committee may impose, stock options may be exercised, in whole or in part, at any time during the term of the stock option by giving written notice of exercise to us specifying the number of shares of common stock to be purchased. The notice must be accompanied by payment in full of the purchase price, either in cash or, if provided in the agreement, in our securities or in combination of the two or such other means which the committee determines are consistent with the Plan’s purpose and applicable law.

Generally, stock options granted under the Plan may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable during the holder’s lifetime, or in the event of legal incapacity or incompetency, the holder’s guardian or legal representative. However, a holder, with the approval of the Committee, may transfer a non-qualified stock option by gift, for no consideration, to a family member of the holder, by domestic relations order to a family member of the holder or by transfer to an entity in which more than 50% of the voting interests are owned by family members of the holder or the holder, in exchange for an interest in that entity.

Generally, if the holder is an employee, no stock options granted under the Plan may be exercised by the holder unless he or she is employed by us or our subsidiaries at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, in the event the holder’s employment is terminated due to disability, the holder may still exercise his or her vested stock options for a period of one year or such other greater or lesser period as the Committee may determine, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter.  Similarly, should a holder die while employed by us or one of our subsidiaries, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of one year from the date of his or her death, or such other greater or lesser period as the Committee may determine or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated due to normal retirement, the holder may still exercise his or her vested stock options for a period of one year from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, the stock option will automatically terminate, except that if the holder’s employment is terminated without cause, then the portion of any stock option that is vested on the date of termination may be exercised for the lesser of three months after termination of employment, or such other greater or lesser period as the Committee may determine but not beyond the balance of the stock option’s term.

The Committee may at any time, in its sole discretion, offer to repurchase a stock option previously granted, based upon such terms and conditions as the Committee shall establish and communicate to the holder at the time that such offer is made.

Stock Appreciation Rights. Under the Plan, stock appreciation rights may be granted to participants who have been, or are being, granted stock options under the Plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash. In conjunction with non-qualified stock options, stock appreciation rights may be granted either at or after the time of the grant of the non-qualified stock options. In conjunction with incentive stock options, stock appreciation rights may be granted only at the time of the grant of the incentive stock options. A stock appreciation right entitles the holder to receive a number of shares of common stock having a fair market value equal to the excess fair market value of one share of common stock over the exercise price of the related stock option, multiplied by the number of shares subject to the stock appreciation rights. The granting of a stock appreciation right will not affect the number of shares of common stock available for awards under the Plan. The number of shares available for awards under the Plan will, however, be reduced by the number of shares of common stock acquirable upon exercise of the stock option to which the stock appreciation right relates.

Restricted Stock.  Under the Plan, shares of restricted stock may be awarded either alone or in addition to other awards granted under the Plan. The Committee determines the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price if any to be paid for the restricted stock by the person receiving the stock from us, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock awards.

Restricted stock awarded under the Plan may not be sold, exchanged, assigned, transferred, pledged, encumbered or otherwise disposed of, other than to us, during the applicable restriction period. In order to enforce these restrictions, the Plan requires that all shares of restricted stock awarded to the holder remain in our physical custody until the restrictions have terminated and all vesting requirements with respect to the restricted stock have been fulfilled. We will retain custody of all dividends and distributions made or declared with respect to the restricted stock during the restriction period. A breach of any restriction regarding the restricted stock will cause a forfeiture of the restricted stock and any retained distributions. Except for the foregoing restrictions, the holder will, even during the restriction period, have all of the rights of a shareholder, including the right to vote the shares.

Other Stock-Based Awards.  Under the Plan, other stock-based awards may be granted, subject to limitations under applicable law that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed by the Committee to be consistent with the purposes of the Plan. These other stock-based awards may be in the form of purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures or other rights convertible into shares of common stock and awards valued by reference to the value of securities of, or the performance of, one of our subsidiaries. These other stock-based awards may include performance shares or options, whose award is tied to specific performance criteria. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the Plan or any of our other plans.

Accelerated Vesting and Exercisability

If any one person, or more than one person acting as a group, acquires the ownership of stock of the company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the stock of our company, and our board of directors does not authorize or otherwise approve such acquisition, then the vesting periods of any and all stock options and other awards granted and outstanding under the Plan shall be accelerated and all such stock options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all common stock subject to such stock options and awards on the terms set forth in the Plan and the respective agreements respecting such stock options and awards. An increase in the percentage of stock owned by any one person, or persons acting as a group, as a result of a transaction in which we acquire our stock in exchange for property is not treated as an acquisition of stock for the foregoing purposes.

The Committee may, in the event of an acquisition by any one person, or more than one person acting as a group, together with acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of our company immediately before such acquisition or acquisitions, or if any one person, or more than one person acting as a group, acquires the ownership of stock of our company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the stock of our company, which has been approved by our board of directors, (i) accelerate the vesting of any and all stock options and other awards granted and outstanding under the Plan, or (ii) require a holder of any award granted under the Plan to relinquish such award to us upon the tender by us to the holder of cash in an amount equal to the repurchase value of such award. For this purpose, gross fair market value means the value our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Notwithstanding any provisions of the Plan or any award granted thereunder to the contrary, no acceleration shall occur with respect to any award to the extent such acceleration would cause the Plan or an award granted thereunder to fail to comply with Section 409A of the Code.

Other Limitations

The Committee may not modify or amend any outstanding option or stock appreciation right to reduce the exercise price of such option or stock appreciation right, as applicable, below the exercise price as of the date of grant of such option or stock appreciation right. In addition, no option or stock appreciation right may be granted in exchange for, or in connection with, the cancellation or surrender of an option or stock appreciation right or other award having a higher exercise price.

 Withholding Taxes

Upon the exercise of any award granted under the Plan, the holder may be required to remit to Company an amount sufficient to satisfy all federal, state and local withholding tax requirements prior to delivery of any certificate or certificates for shares of Common Stock.

Amendments

Subject to the approval of the Board, where required, the Committee may at any time, and from time to time, amend the Plan, provided that no amendment will be made that would impair the rights of a holder under any agreement entered into pursuant to the Plan without the holder’s consent (except to the extent necessary to comply with Section 409A of the Code). In addition, the Committee may not increase the shares available under the Plan, increase the individual limits on awards, allow for an exercise price below fair market value, permit the repricing of options or stock appreciation rights, or adopt any other amendment that would require shareholder approval.

 ITEM 6.                                            SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.                                               MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Since February 2006, the Company's operations were based on the GMG messaging system designed for mass distribution of messages.    The Company was successful in recruiting only one customer, Platin, who was a related party. We depended on customer Platin for our total revenues. The revenues we generated from Platin were not sufficient to cover our general and administrative expenses consequently we relied on shareholders loans to meet our expenses.  On December 30, 2010, after nearly five years of operating the business relating to the GMG assets with only minimal operations and continued losses, we determined to cease its business operations related to the GMG assets and seek to find a suitable business to enter into or to acquire a merger candidate.

On December 30,  2010,  we entered into a Common Stock Purchase Agreement (the “Purchase Agreement ”) by and among Joseph R. Indovina  (the “ Buyer ” and/or “Indovina”),  Ron Kallus, Niva Kallus, Israel Hason and  individual shareholders (the “Sellers”),  and the Company which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, Indovina  acquired 3,332,823 shares, or approximately 27.14%, of the issued and outstanding shares of our common stock from the Sellers with the Sellers receiving, in the aggregate, two hundred sixty five thousand six hundred thirteen  dollars ($265,613.00) from Indovina for the purchase. On January 10, 2011, in accordance with the Purchase Agreement, Ron Kallus, Niva Kallus, Israel Hason, our then current officers and directors resigned and Indovina was named our President, Secretary and Director.

Pursuant to the Stock Purchase Agreement at or prior to the Closing Date, the GMG intellectual properties, products, assets, the VGTel name, and business was spun out from us to Ron Kallus and Israel Hason in exchange for the following:

1.	Canceling 1,246,000 of our common shares owned by Ron Kallus and Israel Hason.
2.	Transferring all of our accounts receivable and accounts payable to NYN International.
3.	Forgiveness of Officer’s Loan to the Company amounting to $31,323.
4.	Forgiveness of $6,250 in accrued expenses owed to Yoav Kallus for development.
5.	Forgiveness of $6,480 accrued expenses owed to NYN International, a company owned by Ron Kallus.

Consequently as a result of the spin out of the GMG intellectual property assets, we are now a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and will seek appropriate business opportunities.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through starting up a new business or a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

None of our officers or our director have had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Future Financings

We may require additional financing in order to enable us to startup a business or to acquire a business.   We will seek to raise a minimum of $500,000 over the next 12 months to pay for our ongoing expenses while we investigate opportunities. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Results of Operations:

Fiscal Year ended  March 31, 2011 and March 31, 2010

Revenues:

Revenues for the fiscal year ending March 31, 2011 was $9,000 compared to $15,100 for the fiscal year ended March 31, 2010.  The 40% decrease in revenues partially resulted from a discontinuation of the business as of December 30, 2010 concurrent with the spinning out of the GMG assets and a change of management.

 Expenses:

Total operating expenses for the fiscal year ended March 31, 2011 was $338,251 as compared to $92,047 for the fiscal year ended March 31, 2010, an increase in expenses of 267%.  The increase was attributed to stock compensation for services rendered by consultants for an aggregate of $291,666 for the period ended March 31, 2011 as compared to $0 for the period ending March 31, 2010.   Expenses included General and Administrative expenses of $42,115 as compared to $16,067 for fiscal year ending March 31, 2010.    Officers Compensation & Rent amounted to $42,000 during the fiscal year ended March 31, 2011 as compared to from $56,000 during the fiscal year ended March 31, 2010.  Additional Paid in Capital has been credited for these amounts.  Depreciation and Amortization was $4,350 for the period ending March 31, 2011 as compared to $5,800 for the fiscal year ended March 31, 2010.

Research and development expenses for the fiscal year ended March 31, 2011 decreased to $14,180 as compared to $16,060 for the fiscal year ended March 31, 2010.

Net loss

The Company reported a net loss for the twelve month period ending March 31, 2011 of $78,281 as compared to $100,260 for the fiscal year period ending March 31, 2010.

Liquidity and Capital Resources:

For the Fiscal Year ended March 31, 2011 and March 31, 2010.

As of March 31, 2011, the Company had $2,859 in cash as compared to $1,331, as at March 31, 2010.

The Company generated an aggregate of $3,959 from warrant exercise proceeds during the period ending March 31, 2011.

Net cash used by operating activities for the fiscal year period ended March 31, 2011 was $11,431 as compared to $8,733 for the fiscal year ended March 31, 2010.

Net cash provided by financing activities during fiscal year ending March 31, 2011 was $12,959 as compared to $0 for the fiscal year ended March 31, 2010.

The business pertaining to the foregoing operations ceased as of December 30, 2010.  Said operations are now discontinued.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncement

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basic and diluted net income (loss) per share

We compute net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

ITEM 7A                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

 ITEM 8                                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See F-1

ITEM 9                                            CHANGES IN REGISTRANTS' CERTIFYING ACCOUNTANT

On July 27, 2011, VGTel, Inc. (the “Company”) dismissed EisnerAmper, LLP (“EisnerAmper”) as the Company’s independent registered public accounting firm, effective July 27, 2011.  The decision to dismiss EisnerAmper as the Company’s independent registered public accounting firm was approved by written consent of the Company’s Board of Directors on July 27, 2011.  EisnerAmper has been the Company’s independent registered public accounting firm since March 28, 2011.

EisnerAmper has not prepared any audited financial statements on behalf of the Company.  During the fiscal year ended March 31, 2011 and the subsequent interim period up through July 27, 2011, there were no (i) disagreements between the Company and EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused EisnerAmper to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

On July 27, 2011, the Company engaged the services of MaloneBailey, LLP (“MaloneBailey”) as the independent registered public accounting firm of the Company.  Malone Bailey was the auditor for the Company for the year ended March 31, 2010, and was dismissed on March 28, 2011.  As disclosed in the Company’s Form 8-K, filed on March 28, 2011, the Company reported that there were no disagreements between the Company and MaloneBailey prior to the dismissal.  During the fiscal year ended March 31, 2011 and through the July 27, 2011 engagement of Malone Bailey as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted MaloneBailey with respect to any accounting or auditing issues involving the Company.  There was no discussion between MaloneBailey and the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with MaloneBailey, or a “reportable event” as described in Item 304(a) (1) (v) of Regulation S-K.

 On March 28, 2011, the Company dismissed MaloneBailey as the Company’s independent registered public accounting firm, effective March 28, 2011. The decision to dismiss MaloneBailey as the Company’s independent registered public accounting firm was approved by written consent of the Company’s Sole Director on March 28, 2011. MaloneBailey has been the Company’s independent registered public accounting firm since January 19, 2010.

During the fiscal year ended March 31, 2010 and the subsequent interim period up through March 28, 2011, there were no (i) disagreements between the Company and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused MaloneBailey to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

As noted above, on March 28, 2011, the Company engaged the services of EisnerAmper as the independent registered public accounting firm of the Company. During the fiscal year ended March 31, 2010 and from March 31, 2010 through the engagement of EisnerAmper as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted EisnerAmper with respect to any accounting or auditing issues involving the Company, except that EisnerAmper audited the financial statements of Venture Industries, Inc. for Venture’s fiscal year ended January 31, 2011. As previously disclosed, the Company and Venture entered into an Agreement and Plan of Share Exchange dated February 24, 2011, pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of Venture, in exchange for the issuance of 17,698,571 shares of the Company’s common stock.  Such shares were expected to constitute 65% of the Company’s issued and outstanding capital stock upon the consummation of the exchange transaction. There was no discussion between EisnerAmper and the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with MaloneBailey, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.    EisnerAmper has not provided any audits for the Company.

ITEM 9A                                              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our sole executive officer who is also the principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).

Based on that evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. Notwithstanding our principal executive officer’s conclusion, the material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that the accuracy of our financial statements for the current reporting period were affected.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision our sole officer who is also the principal financial officer, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer who is also our principal financial officer concluded that our controls are not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the annual period ending March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

The following table sets forth, as of March 31, 2011, the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

ITEM 10.                                            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held as of March 31, 2011.  Additional directors were appointed to our board on June 28, 2011, as disclosed in our Current Report on Form 8-K filed on July 5, 2011.  Directors are elected for a period of two years and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

Background of directors and executive officers

Joseph R. Indovina 1855 Wilson Place Arlington Heights, IL 60004	Age 55	Director, Chairman of the Board

Joseph R. Indovina was appointed as President, Chief Executive Officer and Chairman of the Board of VGTel, Inc. on January 10, 2011.   On February 24, 2011 Mr. Indovina resigned from his position as President and Chief Executive Officer retaining only the position of the Chairman of the Board, and named Lawrence G. Harris as Chief Executive Officer and President.   In June 28, 2011, Mr. Indovina, was appointed Executive Vice President and remained as Chairperson of the Board of Directors of VGTel. Inc.  Mr. Indovina earned an Associate’s Degree in Business Administration at Chicago City College.  Since 2004, Mr. Indovina has been employed by Westbrook Financial Services as Sales Manager.  Mr. Indovina has twenty-six years of experience building high-performance sales teams.  He possesses a strong command of employee benefits, insurance programs and legislative compliance.

Lawrence G. Harris 415 Madison Avenue, 15th Floor, New York, NY 10017	Age 48	Chief Executive Officer, President

Lawrence G. Harris is the former President and Chief Executive Officer of VGTel, Inc.  Mr. Harris was appointed as President and Chief Executive Officer on February 24, 2011, and was dismissed as President and Chief Executive Officer on June 28, 2011.  Mr. Harris was President, Director and co-founder of Venture Industries, Inc. since December 10, 2010.  Mr. Harris was the Chief Executive Officer and co-founder of Ansible Mobile from 2007 to 2010, where he focused on delivering integrated creative, production and media services, mobile strategy and experience planning for brands and their digital agencies.  Prior to co-founding Ansible, Mr. Harris served as Executive Vice President and Director of Integrated Marketing for Draft from 2004 to 2007, where he formed and led the global team for CA and led the Facebook Collaborative team.  Mr. Harris was qualified to serve as a director based on his extensive track record of creating talented and diverse teams of mobile, social and digital experts.  This information regarding Mr. Harris was accurate on March 31, 2011.

We have not adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Additionally, we do not currently have an “audit committee financial expert”.  We believe that based on our limited resources and small number of directors and officers, the cost of taking such actions outweighs potential benefits to stockholders.

ITEM 11.                                            EXECUTIVE COMPENSATION AND RELATED INFORMATION

Stock Options/SAR Grants.  On February 24, 2011, our Board of Directors adopted the VGTel 2011 Equity Incentive Plan.  No grants of stock options or stock appreciation rights have been made to date.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the years ending January 31, 2011 and 2011.

Name and Principal Position	Year Ended March 31	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Indovina	2011(1)	None	None	None	None	None	None	None	None
Ron Kallus	2011(1)	$56,000 (2)	None	None	None	None	None	None	$56,000
Ron Kallus	2010	$42,000 (2)	None	None	None	None	None	None	$42,000
Lawrence G. Harris	2011 (3)	None	None	None	None	None	None	None	None

(1)
Ron Kallus resigned as Chief Executive Officer and President effective January 10, 2011. Joseph  Indovina assumed the positions of Chief Executive Officer and President on such date.  Mr. Indovina subsequently resigned as Chief Executive Officer and President and on February 24, 2011, remaining as Chairman of the Board.

(2)
This amount represents such officer's compensation and rent expenses incurred, but not paid out for the fiscal periods ended March 31, 2011 and the fiscal year ended March 31, 2011. These sums were credited to Additional Paid-in Capital.

(3)	Lawrence G. Harris was named President and Chief Executive Officer on February 24, 2011. Mr. Harris was dismissed as President and Chief Executive Officer in June 2011.

  No officer received annual compensation of $100,000 or more.

Long-Term Incentive Plans.
DIRECTOR COMPENSATION

No grants were awarded pursuant to the 2011 Equity Incentive Plan which was the only the Plan we ever authorized.

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Indovina	0	0	0	0	0	0	0
Ron Kallus	0	0	0	0	0	0	0
Lawrence G. Harris	0	0	0	0	0	0	0

CORPORATE GOVERNANCE

Nominations to the Board of Directors

The Company’s directors take a critical role in guiding the Company’s strategic direction and oversee the management of the Company.  Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.  Accordingly, we seek to attract and retain highly qualified directors.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate's name in nomination, however, such stockholder must do so in accordance with the provisions of the Company's Bylaws.

Employment Agreements

As of this time, we do not have any employment agreements with any of our executive officers.

Outstanding Equity Awards

None.

Bonuses and Deferred Compensation

The Company does not have any bonus, deferred compensation or retirement plan. Decisions regarding compensation will be determined by our compensation committee once established; our compensation committee will consist of our three independent directors effective until the expiration of the ten day period following the mailing of the Schedule 14f-1 to the Company’s shareholders.

Compensation of Directors

Our directors have received no compensation for their service on the Board of Directors. We plan to implement a compensation program for our directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and/or stock options. There are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee. All compensation matters are approved by the full Board.

Board Leadership Structure and Role on Risk Oversight

As of March 31, 2011, Lawrence J. Harris held the position as Chief Executive Officer.  Joseph Indovina held the positions as Director.  In June 2011 Mr. Harris was dismissed  as President and Chief Executive Officer and Mr. Indovina was named as Executive Vice President.

At present, we have determined this leadership structure is appropriate for the Company due to the Company’s small size and limited operations and resources.  As a result, no policy exists requiring the combination or separation of leadership roles and the Company’s governing documents do not mandate a particular structure. This has allowed the Company’s Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock.  Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors  failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, other than, Ron Kallus, Niva Kallus, and, Israel Hason, our former officers and directors, who failed to file any Form 3 or 4 with the SEC for our predecessor, and Mr. Joseph Indovina, who filed a Form 3 late.

ITEM 12.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of March 31, 2011.

Name and Address		Amount and Nature of		Percentage of
	Title of Class	Beneficial Ownership	Footnote	Class

Joseph Indovina Executive Vice President, Chairman 1855 Wilson Place Arlington Heights, IL 60004	Common Stock	3,332,823	(1)	27.14%
Lawrence G. Harris 415 Madison Avenue, 15th Floor, New York, NY 10017	Common Stock	0	(1)	0
Revach Trading, Inc. 28 Fesseler Dr Spring Valley, NY 10977	Common Stock	621,667	(2)	5.08%
Zenith Estates, Inc. 7697 North Mannheim Ct Hudson, OH 44236	Common Stock	744,561	(2)	6.08%
World's Greatest Salesman 1617 Sherwood St Clearwater, FL 33755	Common Stock	643,145	(2)	5.25%

Officers and Directors Total	Common Stock	3,332,823		27.14%

 (1) all directors and executive officers of the Company, individually and collectively as a group, and
 (2) all stockholders known to the Company to be beneficial owners of more than five percent (5%) of the outstanding Common Stock;

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of March 31, 2011 Joseph Indovina was our sole director and officer.    On December 30,  2010, VGTel,  Inc. (the “Company”) entered into  a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among Joseph R. Indovina  (the “Buyer”),  Ron Kallus, Niva Kallus, Israel Hason and eleven individual shareholders (the “Sellers”),  and the Company which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, on  (the “Closing Date”), the Buyer acquired from the Seller 3,332,823 shares (the “Purchased Stock”), or approximately 27.14%, of the issued and outstanding common stock of the Company. Pursuant to the terms of the Purchase Agreement, Ron Kallus, Niva Kallus, Israel Hason, former officers and directors of the Company  resigned on the Closing Date and Joseph R. Indovina was named President, Secretary and Director of the Company.

On, January 10, 2011, (Closing Date) Joseph R. Indovina  acquired 3,332,823 shares, or approximately 27.14%, of the issued and outstanding shares of common stock of the Company, from the Sellers and the Sellers received three hundred forty  thousand six hundred thirteen  dollars ($265,613) for such purchase.

As of March 31, 2011 Joseph Indovina was our sole director and officer.    On December 30,  2010, VGTel,  Inc. (the “Company”) entered into  a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among Joseph R. Indovina  (the “Buyer”),  Ron Kallus, Niva Kallus, Israel Hason and eleven individual shareholders (the “Sellers”),  and the Company which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, on  (the “Closing Date”), the Buyer acquired from the Seller  3,332,823 shares (the “Purchased Stock”), or approximately 27.14%, of the issued and outstanding common stock of the Company. Pursuant to the terms of the Purchase Agreement, Ron Kallus, Niva Kallus, Israel Hason, former  officers and directors of the Company  resigned on the Closing Date and Joseph R. Indovina was named President, Secretary and Director of the Company.

On, January 10, 2011, (Closing Date) Joseph R. Indovina  acquired 3,332,823 shares, or approximately 27.14%, of the issued and outstanding shares of common stock of the Company, from the Sellers and the Sellers received three hundred forty  thousand six hundred thirteen  dollars ($265,613) for such purchase.

ITEM 14.                                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees. During the years  ended March 31, 2011 and 2010  fees billed by the Company's auditors, MaloneBailey LLP  for services rendered for the audit of our annual financial statements and estimated fees for the audit of our financial statements was $7,500 for each of the years..

(b) Audit-Related Fees. During years ended March 31, 2011 and 2010, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors received $0 in fees related to preparing and filing the Tax returns for 2011-2010.

PART IV

ITEM 15.                                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX TO
ANNUAL  REPORT ON FORM 10-K
Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
1	Articles of Incorporation	Exhibit 3.1 to the SB-2 Registration Statement filed May 23, 2006.
2	By Laws	Exhibit 3.3 to the SB-2 Registration Statement filed May 23, 2006
3	Amended Articles of Incorporation	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 3, 2011.
4	Stock Purchase Agreement	Exhibit 10-1 to 8K/A Filed 2-11-2011 as of 1-11-2011
5	2011 Equity Incentive Plan	2011 Equity Incentive Plan filed herewith	X
6	Amended Articles of Incorporation	Exhibit 3-4	X
31.1	Certification of Joseph Indovina Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Joseph Indovina Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

TO ANNUAL  REPORT ON FORM 10-K

VGTEL, INC.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
VGTel, Inc.
Suffern, New York

We have audited the accompanying balance sheets of VGTel, Inc. as of March 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel, Inc. as of March 31, 2011 and 2010 and the results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that VGTel, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, VGTel, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

August 15, 2011

 VGTEL, INC.
Balance Sheets

ASSETS	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$2,859	$1,331
Accounts receivable	-	1,030

Total Current Assets	2,859	2,361

.Intellectual property, Net	-	4,350

Total Assets	$2,859	$6,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$35,920	$7,045
Due to Related shareholders	-	19,730
Due to Ron Kallus	-	31,323

Total Current Liabilities	35,920	58,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock,, $.001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares issued &
outstanding 12,244,489 and 4,800,000 ,	1,224	643
Additional paid in capital	893,630	368,053
Subscriptions receivable	(2,981)
Accumulated other comprehensive gain (loss)
Retained Deficit	(924,934)	(420,083)

Total Stockholders' Deficit	(33,061)	(51,387)

Total Liabilities and Stockholders' Deficit	$2,859	$6,711

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.
Statements of Operations
Years Ended March 31, 2011 and 2011

	2011	2010

REVENUES	$9,000	$15,100

OPERATING EXPENSES
General and administrative	6,002	16,068
Research & Development	8,120	14,180
Officers' compensation & Rent	42,000	56,000
Depreciation and amortization	4,350	5,800
Professional Services	327,779	-

Total operating expenses	388,251	92,048

Net loss from operations	379,251	76,948

Loss on Warrant Exercise	124,024	-
Interest Expense	1,005	1,334

NET LOSS	$(504,280)	$(78,282)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER	7,819,662	6,434,000
OF SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements

VGTel, Inc.
Statements of Shareholders Deficit

	Common	Stock	Paid-in	(Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit)	Receivable	Totals

Balances, January 1, 2004	0	$0	$0	$0	$0	$0

Intellectual property contributed by officers	-	-	66,500	-	-	66,500

Issuance of shares to incorporators and others	4,000,000	400	(400)	-	-	0

Units sold February 2006	400,000	40	9,960	-	-	10,000

Officers' compensation charged	-	-	15,000	-	-	15,000

Net loss	-	-	-	(56,426)	-	(56,426)

Balances, March 31, 2006	4,400,000	$440	$91,060	$(56,426)	$0	$35,074

Officers' compensation charged for six month period

Issuance of shares for services rendered May 2006	400,000	40	9,960	-	-	10,000

Officers' compensation & rent charged	-	-	56,000	-	-	56,000

Net loss	-	-	-	(99,595)	-	(99,595)

Balances, March 31, 2007	4,800,000	$480	$157,020	$(156,021)	$0	$1,479

Officers' compensation & rent charged March 31, 2008	-	-	56,000	-	-	56,000
March 31, 2008
Net loss	-	-	-	(85,521)	-	(85,521)

Balances March 31, 2008	4,800,000	480	213,020	$(241,542)	0	$(28,042)

Officers' compensation & rent charged March 31, 2009	-	-	56,000	-	-	56,000

Units sold May 2008	960,000	96	23,904	-	-	24,000

Issuance of shares for services rendered May 2008	674,000	67	16,783	-	-	16,850
Inputted Interest for Ron Kallus	-	-	1,012
Net loss	-	-	-	(100,260)	-	(100,260)

Balances March 31, 2009	6,433,900	643	310,719	(341,802)	-	(30,440)

Officers' compensation & rent charged March 31, 2010	-	-	56,000	-	-	56,000

Inputted Interest for Ron Kallus	-	-	1,334
Net loss	-	-	-	(78,282)	-	(78,282)

Balance March 31, 2010	6,433,900	643	368,053	(420,083)	-	(51,387)

Officers' compensation & rent charged March 31, 2011	-	-	42,000	-	-	42,000

Inputted Interest for Ron Kallus	-	-	1,005	-	-	1,005
Sale of assets to related party	-	-	43,952	-	-	43,952
Shares cancelled by R Kallus	(1,246,000)	(124)	124	0	-	-)
Shares cancelled Hyman & Ethel Schwartz	(1,050,077)	(105)	105	-	-	-)
Warrants Exercised	6,940,000	694	6,246	-	(2,981)	3,959
Warrant Exercise Price valuation	-	-	124,024	-	-	124,024
Contributed Capital - The Hyett Ltd. Loan write-off	-	-	16,000	-	-	16,000
shares issued for services rendered	1,166,666	116	291,550	-	-	291,666
Net loss	-	-	-	(504,280)	-	(504,280)

Balance March 31, 2011	12,244,489	$1,224	$893,059	$(924,363)	$(2,981)	$(33,061)

The accompanying notes are an integral part of these financial statements

VGTel, Inc.
Statements of Cash Flows
Years Ended March 31, 2011 and 2010

	2011		2010

Cash flows from operating activities
Net Income (Loss)	(504,851)		$(78,282)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation Expense	4,350		5,800
Inputed Officer's Compensation & Rent	42,000		56,000
Inputed interest for due to Ron Kallus	1,005		1,334
Issuance for common stock for services rendered	291,666		-
Warrant Exercise repricing	124,024		-
Changes in operating assets and liabilities:	-
Accounts receivable	(26)		(130)
Accounts payable	31,275		6,545
Accrued Expenses	-		-
Net cash ( used) in operating activities	(9,986)		(8,733)

Cash flows from investing activities
Sale of Intellectual Property	(1,445)	-	-
Cash used in investing activities	(1,445)-		-

Cash flows from financing activities
Proceeds from sale of stock	3,959		-
Proceeds from shareholder- related party	9,000		-

Cash provided by financing activities	12,959		-
Common Stock
Net increase (decrease ) in cash	1,528		(1,733)

Cash and cash equivalents, beginning of period	1,331		3,063

Cash and cash equivalents, end of period	$2,859		$1,331

Supplemental disclosures
Cash paid for interest		-	-
Cash paid for income taxes	-		-

Noncash investing and financing activities:
Shareholder loan exchanged for intellectual property	$45,521		$-
Shareholder loan converted to equity	16,000		-

The accompanying notes are an integral part of these financial statements

 VGTel, Inc.

Notes to Financial Statements
March 31, 2011

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

VGTel Inc. (the “Company”) was organized on February 5, 2002 in the stae of New York. On January 18, 2006, the Company purchased the GMG System, a telemarketing campaigning product and was operating on a nominal basis in the telemarketing sector of the telecommunications industry up until January 10, 2011.

On January 10, 2011, the Company’s controlling shareholders sold a majority of their stock amounting to 27.4% of total outstanding Company stock to Joseph Indovina.  As part of this transaction, $44,053 in officer and related party debt was canceled, 2,296,177 shares were canceled and the Company’s telemarketing business was transferred to two of the controlling shareholders.  A net $44,752 contribution to capital was recorded from this transaction.

On February 15, 2011, the Company agreed to a reverse merger with Venture Industries, Inc. (Venture) by issuing 17,698,571 new shares to the owners of Venture.  Mr. Indovina agreed to sell 2,714,489 shares to the Company for $150,000.  The $150,000 was never paid and the parties agreed on June 28, 2011 that the transaction never occurred.

NOTE 2 – GOING CONCERN

The Company discontinued its GMG related business operations as of December 30, 2011 and is currently a shell company seeking to acquire a business.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring net losses and a working capital deficit as of March 31, 2011 and 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 4 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. Officer's compensation has been charged $37,500 and $50,000 during the years ended March 31, 2011 and 2010 respectively and credited to additional paid in capital.

NOTE 5 – DUE TO SHAREHOLDERS

Various funds had been advanced by the CEO, Mr. Ron Kallus to the company.  Pursuant to the stock purchase agreement, in exchange for the intellectual property rights, the VGTel name and assets the loan was forgiven. As of March 31, 2010 Mr. Kallus had advanced an aggregate of $31,323.  The advances were non-interest bearing and due on March 31, 2011.  Interest has been imputed on these advances at 4.25% and charged to additional paid-in capital.

Yoav Kallus, the son of Ron Kallus, the Company CEO,   provided research & development services to the Company for $6,250 during the period ended March 31, 2006.  As of March 31, 2011 the amount was forgiven pursuant to the stock purchase agreement in exchange for the VGTel assets..

NYN International providesd hosting and internet services to the Company.  Ron Kallus, the CEO of the Company is also the president of NYN International LLC.  As of March 31, 2010NYN International LLC was owed $6,480. The amount was forgiven pursuant to the stock purchase agreement in exchange for the VGTel name, assets and intellectual property rights.

The Hyett Group, Ltd., a related shareholder loaned the company $9,000 and $7,000 during the years ended March 31, 2011 and 2010, respectively. The loan was repaid at the closing of the stock purchase agreement outside the company and was accounted as additional paid in capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company was occupying the premises of its President rent free. The Company charged $4,500 and $6,000 to paid-in capital for rent for the years ended March 31, 2011 and 2010 respectively.

NOTE 7 – STOCKHOLDERS' DEFICIT

Additional paid in capital has been credited $42,000 in the period ended March 31, 2011 and $ 56,000 for the periods ended March 2010 respectively for officer's compensation and rent

Additional paid in capital has been credited $1,005, and $1,334 respectively for the years ended March 31, 2011 and 2010 for imputed interest for a loan from Ron Kallus.

Additional paid in capital has been $16,000 for payment of the Hyett loans at close of the stock purchase agreement.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.

On January 11, an aggregate of 6,940,000 Series A,B,C,D warrants were repriced to $0.001 per share and all of the warrants were exercised. into 6,940,000 common shares.   The Company issued 6,940,000 shares of stock and received $3,959 in payment with $2,981 shown as subscription receivable. 100,000 shares were called and cancelled in addition.

Due to the repricing of the warrants a charge of $124,024 was expensed versus additional paid in capital.

The amount of warrants outstanding as of March 31, 2011 and 2010 is 0 and 7,040,000, respectively.

NOTE 8 – INCOME TAXES

The total net operating loss as of March 31, 2011 was $153,000, which expires in the years 2026 - 2031.   The Company has recorded a full valuation allowance for its deferred tax assets as of March 31, 2011 and 2010:

	2011	2010
Deferred tax assets
Net operating losses	$52,100	$51,600
Less: valuation allowance	(52,100)	(51,600)
Net deferred tax asset	$0	$0

NOTE 9 – STOCK INCENTIVE PLAN

In January 2011, the Company adopted a stock incentive plan and reserved for issuance 10,000,000 common shares.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTel, Inc.

Date: August 16, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Executive Vice President, Principal Executive Officer

VGTel, Inc.

Date: August 16, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Principal Financial Officer

VGTel, Inc.

Date: August 16, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Principal Accounting Officer