Form 10-Q
period 2011-06-30
VGTel, Inc.
filed 2011-08-22
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:

000-52983

VGTEL, INC.

(Exact name of Registrant as specified in its charter)

State of New York
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Rella Blvd. Suite 174 Suffern, NY	01-0671426 10901
(Address of principal executive offices)	(Zip Code)

845-368-0110

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  ☐  No

 VGTel, Inc. had 12,244,489 shares of common stock outstanding on August 22, 2011.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I- FINANCIAL INFORMATION

VGTel Inc.
(a Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	March 31,
ASSETS	2011	2011

CURRENT ASSETS
Cash and cash equivalents	$2,820	$2,859

Total Current Assets	$2,820	$2,859

Total Assets	$2,820	$2,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & accrued liabilities	396,667	35,920

TOTAL CURRENT LIABILITIES	396,667	35,920

STOCKHOLDERS' EQUITY
Preferred Stock,, $.001 par value,	-	-
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding 12,244,489 and 6,433,900	1,224	1,224
Subscriptions Receivable	(2,981)	(2,981)
Additional paid in capital	893,059	724,854
Accumulated other comprehensive gain (loss)
Retained Earnings (Deficit)	(360,786)	(756,158)
Discontinued Operations	(924,363)
Total Stockholders' Equity	(393,847)	(33,061)

Total Liabilities and Stockholders' Equity	2,820	2,859

The accompanying notes are an integral part of these financial statements.

VGTel Inc.
(a Development Stage Company)
Statements of Operations

			Accumulated From
	3 months ended	3 months ended	Inception April 1, 2011
	June 30, 2011	June 30, 2010	June 30, 2011

REVENUES-	$-	$3,000	$-

OPERATING EXPENSES
General and administrative	14,894	1,758	14,894
Research & Development	-	2,730	-
Imputed Officers' compensation & Rent	-	14,000	-
Depreciation and amortization	-	1,450	-
Professional Services - Consulting	345,852	-	345,852

Total operating expenses	360,786	19,938	360,786

Imputed Interest Expense	-	335	-
Net Loss from Continued Operations	(360,786)	(17,273)	(360,786)

NET LOSS	$(360,786)	$(17,273)	$(360,786)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$(0.03)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER	12,244,489	6,434,000
OF SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements.

VGTel Inc.
(a Development Stage Company)
Statements of Cash Flows

			Accumulated From
	3 Months Ended	3 Months Ended	Inception April 1, 2011
	June 30, 2011	June 30, 2010	June 30, 2011

Cash flows from operating activities
Net Income (Loss)	$(360,786)	$(17,273)	$(360,786)
Adjustments to reconcile net loss to net
cash used in operating activities:
Inputted Officer's Compensation & Rent	-	14,000	-
Depreciation and amortization	-	1,450	-
Inputed interest for due to Ron Kallus	-	335	-
Changes in assets and liabilities:
Accounts receivable	-	30	-
Accounts payable & Accrued liabilities	360,747	(4,635)	360,747
Net cash (used in) operating activities	(39)	(6,093)	(39)

Cash flows from financing activities
Shareholder Loan	-	6,000	-
Net cash provided by (used in) financing activities	-	6,000	-

Net increase (decrease ) in cash	(29)	(93)	(39)

Cash and cash equivalents, beginning of period	2,859	1,331	2,859

Cash and cash equivalents, end of period	$2,820	$1,238	$2,820

The accompanying notes are an integral part of these financial statements.

VGTel Inc.
(a Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – Basis of Presentation

The unaudited interim financial statements of VGTel, Inc. ( the” Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

The Company spun off its prior telemarketing software business in January 2011 in contemplation of a merger with a private operating entity which did not materialize.  The Company re-entered the development stage for reporting purposes beginning April 1, 2011.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of  (924,363)  from  discontinued operations,  and a net loss for the three month period ended June 30, 2011 of (360,786) for a total loss of  (1,285,149) from inception from inception July 27, 2004 to June 30, 2011.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – RELATED PARTY TRANSACTIONS

Bruce Minsky a member of the board provided legal services to the firm in the amount of $38,552 and is owed a total of $74,442 for the period ended June 30, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended March 31, 2011 (the “Annual Report).

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

On December 30, 2010, after nearly five years of operating the business relating to the GMG assets with only minimal operations and continued losses, we determined to cease its business operations related to the GMG assets and seek to find a suitable business to enter into or to acquire a merger candidate.

On December 30,  2010,  we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among Joseph R. Indovina  (the “Buyer” and/or “Indovina”),  Ron Kallus, Niva Kallus, Israel Hason and  individual shareholders (the “Sellers”),  and the Company which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, Indovina  acquired 3,332,823 shares, or approximately 27.14%, of the issued and outstanding shares of our common stock from the Sellers with the Sellers receiving, in the aggregate, two hundred sixty five thousand six hundred thirteen  dollars ($265,613.00) from Indovina for the purchase. On January 10, 2011, in accordance with the Purchase Agreement, Ron Kallus, Niva Kallus, Israel Hason, our then current officers and directors resigned and Indovina was named our President, Secretary and Director.

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

Results of Operations:

Total operating expenses for the three months ended  June 30, 2011 was $360,786 as compared to $19,938  for  the three month ended June 30, 2010.    During the three months ended  June 30, 2011 we had $14,895 in  administrative expenses as compared to $1,758  for the three month ended June 30, 2010.   During the three month period ended June 2011 we had $345,852 for professional services as compared to $0 for the three months ended June 30, 2010.   Professional services in 2011 consisted of  legal and advisory services generated in connection with the discontinuation of the GMG assets, the failed transaction with Venture Industries, and  the restructuring of the Company.

The Company reported a net loss for the three month period  ending June 30, 2011 of (360,786) reflecting the $345,852 in professional services, as compared to  ($17,273) for the three month ended June 30, 2010.

The Company incurred $0 development expenses during the three month ended June 30, 2011 as compared to $2,730 additional development  expenses during the three month ending June 30, 2010 reflecting the discontinuation of GMG business during 2011.

Revenues during the three  months ended June 30, 2011  was $00 as compared to  $3,000 for the three month ended June 30, 2010,  reflecting the discontinuation of the business related to the GMG assets during the three month ended June 30, 2011.

Net Loss during the three month ended June 30, 2011 was $360,786) as compared to ($17,273)  for the three month ended June 30, 2010.

As reflected in the accompanying financial statements, we had  an accumulated deficit of  (924,363)  from  discontinued operations and a net loss for the three month period ended June 30, 2011 of (360,787).. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Liquidity and Capital Resources:

As of June 30, 2011 the Company had $2,820 in cash, compared to $ 1,238 as of  June 30, 2010.

Net cash used in operating activities was ($39)   for the three month ended June 30, 2011 compared to ($6,093) for the period ended June 30, 2010.

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

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4.    Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

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

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, this material weakness will continue

Notwithstanding our principal executive officer’s conclusion, the material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that the accuracy of our financial statements for the current reporting period were affected.

 (b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

 Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended March 31, 2011. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our Annual Report. These matters specifically identified are not the only risks and uncertainties facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved.]

Item 5.	Other Information

Not applicable.

ITEM 6.

EXHIBIT INDEX

TO
ANNUAL  REPORT ON FORM 10-K
Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
1	Articles of Incorporation	Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
2	By Laws	Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
3	Amended Articles of Incorporation	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2011
4	Stock Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed on February 11, 2011
5	2011 Equity Incentive Plan	Exhibit 10.2 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
6	Amended Articles of Incorporation	Exhibit 3.4 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
7	Letter from Venture to VGTel	Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2011
8	Letter to Larry Harris from VGTel	Exhibit 99.2. to the Company’s Current Report on Form 8-K, filed on July 29, 2011
31.1	Certification of Joseph Indovina Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Joseph Indovina Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTel, Inc.

Date: August 22, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Executive Vice President, Principal Executive Officer

VGTel, Inc.

Date: August 22, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Principal Financial Officer

VGTel, Inc.

Date: August 22, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Principal Accounting Officer