Form 10-Q/A
period 2011-06-30
VGTel, Inc.
filed 2011-08-25
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒☐  No

 VGTel, Inc. had 12,244,489 shares of common stock outstanding on August 22, 2011.

Explanatory Note

This Amendment #1 to our 10Q Report for the Quarter Ended June 30, 2011, file on August 22, 2011 is solely to add the XBRL Interactive Data to the 10Q report.

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

XBRL Interactive Data                                                                                                                                                                                     X

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTel, Inc.

Date: August 24, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Executive Vice President, Principal Executive Officer

VGTel, Inc.

Date: August 24, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Principal Financial Officer

VGTel, Inc.

Date: August 24, 2011	By:	/s/ Joseph Indovina
Joseph Indovina
Principal Accounting Officer