Form 10-Q
period 2011-09-30
VGTel, Inc.
filed 2011-11-21
CIK 1355451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:

000-52983

VGTEL, INC.

(Exact name of Registrant as specified in its charter)

State of New York
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

400 Rella Blvd., Suite 174	01-0671426
Suffern, NY

10901
(Address of principal executive offices)	(Zip Code)

360-836-0368

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

VGTel, Inc. had 12,844,489 shares of common stock outstanding on November 15, 2011.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I- FINANCIAL INFORMATION

VGTel Inc.
(a Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	March 31,
	2011	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	753	$2,859

Total Current Assets	753	2,859

Total Assets	753	$2,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable & Accrued Liabilities	204,978	35,920
Accrued Expenses - Professional Fees	554,300	-
Due to Shareholders	67,399	-
CEO Compensation- Accrued	5,833	-
Total Current Liabilities	832,510	35,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued
Common stock, $.0001 par value , Authorized 200,000,000 shares issued & outstanding 12,844,489 and 6,433,900	1,284	1,224
Subscriptions Receivable	(2,981)	(2,981)
Additional paid in capital	1,793,000	724,854
Accumulated other comprehensive gain (loss)		-
Retained Earnings (Deficit)	(1,698,698)
Discontinued Operations	(924,363)	(756,158)

Total Stockholders' Equity	(831,758)	(33,061)

Total Liabilities and Stockholders' Equity	753	$2,859

The accompanying notes are an integral part of these financial statements.

VGTel Inc.
(a Development Stage Company)
Statements of Operations

					Accumulated from
	Three Month Period Ending		Six Month Period Ending		Inception April 1, 2011 to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

REVENUES-	$-	$3,000	$-	$6,000	$0

OPERATING EXPENSES
General and administrative	259,550	1,705	274,485	3,463	274,485
Research & Development	-	2,690	-	5,420	-
Inputed Officers' compensation & Rent	-	14,000	-	28,000	-
Officer's Compensation -CEO	5,833	-	5,833	-	5,833
Stock Based Compensation	900,000	-	900,000	-	900,000
Depreciation and amortization	-	1,450	-	2,900	-
Professional Services- Consulting	172,528	-	518,380	-	518,380

Total operating expenses	1,337,911	19,845	1,698,698	39,783	1,698,698

Inputed Interest Expense	-	335	0	670	-
NET LOSS FROM CONTINUING OPERATIONS	(1,337,911)	(17,180)	(1,698,698)	(34,453)	(1,698,698)

NET LOSS	(1,337,911)	(17,180)	(1,698,698)	(34,453)	$(1,698,698)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.11)	$0.00	$(0.14)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,547,850	6,433,900	12,397,048	6,433,900

VGTel Inc.
(a Development Stage Company)
Statements of Cash Flows

	Six Month Ended		Accumulated from
	April 1, 2010	April 1, 2009	Inception April 1, 2011 to
	September 30, 2011	September 30, 2010	September 30, 2011
Cash flows from operating activities
Net Income (Loss)	(1,698,698)	$(34,453)	$(1,698,698)
Adjustments to reconcile net loss to net cash used by operating activities:
Inputed Officer's Compensation & Rent	-	28,000	-
Depreciation & Amortization	-	2,900	-
Inputed interest for due to Ron Kallus	-	670	-
Stock Compensation-	900,000	-	900,000
Changes in assets and liabilities:
Accounts receivable	-	30	-
Accounts payable	169,058	-	169,058
Accounts payable-related parties	560,133	(4,645)	560,133
Net cash (used) in operating activities	(69,507)	(7,498)	(69,507)

Cash flows from financing activities
Proceeds from Shareholders	67,399	7,500	67,399
Net cash provided (used) by financing activities	67,399	7,500	67,399

Net increase (decrease ) in cash	(2,106)	2	(2,106)
Cash and cash equivalents, beginning of period	2,859	1,331	2,859

Cash and cash equivalents, end of period	753	$1,333	753

Supplemental disclosures

Stock Compensation Credited to Additional Paid in Capital	$900,000	$0	$900,000

The accompanying notes are an integral part of these financial statements.

VGTel Inc.
(a Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – Basis of Presentation

The unaudited interim financial statements of VGTel, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss for the six month period ended September 30, 2011 of $1,698,698.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by Management to be in the best interests of the shareholders.

NOTE 3 – RELATED PARTY TRANSACTIONS

Bruce Minsky, a member of the Board, provided legal services to the Company in the amount of $3,278 for the period ended September 30, 2011, and is owed a total of $77,750 for the period ended September 30, 2011.

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

On December 30, 2010,  we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among Joseph R. Indovina (the “Buyer” and/or “Indovina”),  Ron Kallus, Niva Kallus, Israel Hason and individual shareholders (the “Sellers”), and the Company, which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, Indovina acquired 3,332,823 shares, or approximately 27.14%, of the issued and outstanding shares of our common stock from the Sellers with the Sellers receiving, in the aggregate, two hundred sixty five thousand six hundred thirteen dollars ($265,613.00) from Indovina for the purchase. On January 10, 2011, in accordance with the Purchase Agreement, Ron Kallus, Niva Kallus, Israel Hason, our then current officers and directors, resigned and Indovina was named our President, Secretary and Director.

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

On February 24, 2011, we executed an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Venture Industries, Inc. (“Venture”), a company organized under the laws of the State of Nevada, pursuant to which we would acquire 100% of the issued and outstanding shares of Venture, in exchange for the issuance of 17,698,571 shares of our common stock, par value $0.0001. The shares that we would issue to the shareholders of Venture would have constituted 65% of our issued and outstanding common stock on a fully-diluted basis, as of and immediately after, the consummation of the transactions contemplated by the Exchange Agreement and, after giving effect to the Cancellation Agreement, canceling a specific number of shares from our Sole Officer, who was resigning.

On June 30, 2011, the Company received a letter dated July (sic) 29, 2011 from Lawrence Harris, as President of Venture, terminating the agreement with Venture. The letter alleged breaches of the agreement by us, including the removal of Lawrence Harris as our President on June 28, 2011.  Upon further investigation by our Board of Directors, we determined that issues and disputes existed as to whether the share exchange transaction had closed. We then determined, on July 19, 2011, to accept the termination of the agreement by Venture pursuant to the aforesaid letter.

On August 30, 2011, the Board of Directors voted to change the name of the Company to 360 Entertainment & Productions, Inc.   The name change is subject to shareholder approval and approval from FINRA.  In the interim, we registered a Certificate of Assumed Name with the State of New York.  We will be conducting business under the name of VGTel, Inc., dba 360 Entertainment & Productions.

We are now a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and will seek appropriate business opportunities.

Our principal business objective for the next 12 months, and beyond such time, will be to achieve long-term growth potential through starting up a new business or a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our Officers and Directors. We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports, and
(ii)	Initiating operations in the entertainment and production business.

None of our Officers or our Directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Peter Shafran was brought on as 360’s new Chief Executive Officer, at the end of August 2011. Mr. Shafran has been practicing law for over 25 years. Serving as the Executive Producer of River Spirit Music, he produced and promoted concerts in the Hudson Valley region. Peter received a Bachelor of Arts degree in Psychology from SUNY Binghamton, and his Juris Doctor from Hofstra University School of Law.

We would like to position ourselves as an active producer and partner in various entertainment vehicles and platforms, including the production of film, stage, music, and online content and the streaming of events live and online. Capitalizing on our connections to some of the most seasoned, talented and creative people throughout the entertainment and finance industries, we are fielding an array of potential offerings with plans to announce a full slate of production projects beginning in 2012.

We have developed a special purpose fund for investments in film, Broadway and other media and entertainment products and will work to raise up to $50,000,000 through a combination Bond Offering and Private Equity Capital infusion.  The capital raised will also be utilized to fund film production tax credits, short-term secured debt in the form of bridge loans with bank guarantees attached.  We are targeting a fund yielding double-digit returns over and above the cost of capital raised and administrative costs associated with the deployment of said capital. We will also begin to obtain expired film production tax credits from the various film commissions throughout the US and Canada.

Future Financings

We will require additional financing in order to enable us to startup a business.  We will seek to raise a minimum of $500,000 over the next 12 months to pay for our ongoing expenses while investigating opportunities. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Results of Operations:

Total operating expenses for the three months ended September 30, 2011 was $1,337,911, as compared to $19,845 for the three month period that ended September 30, 2010.   During the three months ended September 30, 2011, we had $259,550 in administrative expenses, as compared to $1,705 for the three month period that ended September 30, 2010.   During the three month period ended September 30, 2011 we had $172,528 in professional services expenses as compared to $0 for the three months ended September 30, 2010.   Professional services in 2011 consisted of legal and advisory services generated in connection with the discontinuation of the GMG assets, the failed transaction with Venture, and the restructuring of the Company.

The Company reported a net loss for the three month period ended September 30, 2011 of $1,337,911, as compared to $19,845 for the three month period ended September 30, 2010.  The loss of $1,337,911 during the three month period ended September 30, 2011 reflects $172,528 in professional services expenses, and $217,860 in legal fees as compared to $0 for each of these items for the three month period ended September 30, 2010.   Additionally, the company issued 600,000 shares of common stock to certain directors valued at $900,000.

The Company incurred $0 in development expenses during the three month period ended September 30, 2011, as compared to $2,730 in additional development expenses during the three month period ending September 30, 2010, reflecting the discontinuation of GMG business during 2011.

Revenues during the six month period ended September 30, 2011 was $0, as compared to $6,000 for the three month period ended September 30, 2010, reflecting the discontinuation of the business related to the GMG assets during the three month period ended September 30, 2011.

Total operating expenses for the six month period ended September 30, 2011 was $1,698,697, as compared to $3,463 for the three month period ended September 30, 2010.  During the three month period ended September 30, 2011 we had $274,484 in administrative expenses, as compared to $3,464 for the six month period ended September 30, 2010.   During the six month period ended September 30, 2011 we had $518,380 in professional services expenses, as compared to $0 for the six month period ended September 30, 2010.   Professional services expenses in 2011 consisted of legal and advisory services generated in connection with the discontinuation of the GMG assets, the failed transaction with Venture, and the restructuring of the Company.

We reported a net loss for the six month period ended September 30, 2011 of $1,698,697, as compared to $34,453 for the six month period ended September 30, 2010.  The loss of $1,698,697 during the six month period ended September 30, 2011, reflects $518,380 in professional services expenses, and $217,860 in legal fees, as compared to $0 for each of these items for the three month period ended September 30, 2010.   Additionally, we issued 600,000 shares of common stock to certain directors valued at $900,000.

The Company incurred $0 in development expenses during the six month period ended September 30, 2011, as compared to $5,420 in additional development expenses during the six month period ending September 30, 2010, reflecting the discontinuation of GMG business during 2011.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations and a net loss for the six month period ended September 30, 2011 of $1,698,697, raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of September 30, 2011, the Company had $853 in cash, compared to $1,333 as of September 30, 2010.

Net cash used in operating activities was $69,507 for the three month period ended September 30, 2011, compared to $7,498 for the period ended September 30, 2010.

The company received shareholder loans amounting to $67,399 during the three and six month periods ended September 30, 2011 as compared to $7,500 during the three and six month periods ended September 30, 2010.

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

Off-Balance Sheet Arrangements

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

ITEM 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of our sole executive officer, who is also the principal financial officer, we have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).

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

PART II    OTHER INFORMATION

Item 1   Legal Proceedings:

None

Item 1A   Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. An investment in the Company’s common stock involves various risks. When considering an investment in the Company, you should carefully consider all of the risk factors described herein and in the Company’s Annual Report. These matters specifically identified are not the only risks and uncertainties facing the Company and there may be additional matters that are not known to the Company or that the Company currently considers immaterial. All of these risks and uncertainties could adversely affect the Company’s business, financial condition or future results and, thus, the value of an investment in the Company.

Item 2  Unregistered Sales of Equity Securities

On August 30, 2011, the Company granted 200,000 shares of its common stock to its former director, Joseph Indovina, and 100,000 shares to each of Bruce Minsky, director, Lori Dente, former director, Colin Mitchell, former officer, and Frank Queally, former director.  Shares vest in 90 days.   These shares have not been registered under the Securities Act of 1933 (the “Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act.

Item 3  Default Upon Senior Securities

None

Item 4  (Reserved)

None

Item 5.  Other Events

On July 27, 2011, VGTel, Inc. (the “Registrant” or the “Company”) dismissed EisnerAmper, LLP (“EisnerAmper”) as the Company’s independent registered public accounting firm, effective July 27, 2011.  The decision to dismiss EisnerAmper as the Company’s independent registered public accounting firm was approved by written consent of the Company’s Board of Directors on July 27, 2011.  EisnerAmper had been the Company’s independent registered public accounting firm since March 28, 2011.

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

On July 27, 2011, the Company engaged the services of MaloneBailey, LLP (“MaloneBailey”), as the independent registered public accounting firm of the Company.  Malone Bailey was the auditor for the Company for the year ended March 31, 2010, and was dismissed on March 28, 2011.  As disclosed in the Company’s Form 8-K, filed on March 28, 2011, the Company reported that there were no disagreements between the Company and MaloneBailey prior to the dismissal.  During the fiscal year ended March 31, 2011 and through the July 27, 2011 engagement of Malone Bailey, as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted MaloneBailey, with respect to any accounting or auditing issues involving the Company.  There was no discussion between MaloneBailey and the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with MaloneBailey, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

On August 26, 2011 Joseph Indovina resigned as Chairman of the Board and both Frank Queally and Lori Dente resigned as directors.  There were no disagreements between Mr. Indovina, or Mr. Queally or Ms. Dente and the Company regarding any matter relating to the Company’s operations, policies or practices.

On August 26, 2011, Joseph Indovina resigned as Executive Vice President, Neil Bardach resigned as Chief Operations Officer, Lori Dente resigned as Treasurer, and Colin Mitchell resigned as Secretary.

On August 26, 2011, the Board of Directors appointed Peter W. Shafran as Chief Executive Officer and Director, and Bruce Minsky, a director since June 28, 2011, assumed the position as interim Chairman of the Board.

Since 2010, Mr. Shafran has been the Executive Director of River Spirit Music, producing, promoting and presenting musical shows for venues in Westchester.  He is also a practicing attorney.  In 1990, he founded the Law Offices of Peter W. Shafran, LLC, where he has practiced law. The firm has offices in Connecticut, New York, New Jersey, Florida and Georgia.

Mr. Shafran will serve as director until his or her successor is elected. There are no arrangements or understandings between any prospective director and any other person pursuant to which he or she was selected as a prospective director.

On August 26, 2011, the Board of Directors executed an employment agreement with Peter Shafran.  The Agreement provides a one year term, and an annual base salary of $60,000, of which the first three payments are deferred for ninety days.

On August 30, 2011, the Board of Directors voted to change the name of the Company to 360 Entertainment & Productions, Inc.   The name change is subject to shareholder approval and approval from FINRA.  In the interim, the Company registered a Certificate of Assumed Name with the State of New York.  The Company will be conducting business under the name of VGTel, Inc., dba 360 Entertainment & Productions.

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO
QUARTERLY REPORT ON FORM 10-Q
Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
1	Articles of Incorporation	Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
2	By Laws	Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
3	Amended Articles of Incorporation	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2011
4	Stock Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed on February 11, 2011
5	2011 Equity Incentive Plan	Exhibit 10.2 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
6	Amended Articles of Incorporation	Exhibit 3.4 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
7	Letter from Venture to VGTel	Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2011
8	Letter to Larry Harris from VGTel	Exhibit 99.2. to the Company’s Current Report on Form 8-K, filed on July 29, 2011
9	Certificate of Assumed Name dba	Exhibit 3.5 to the Form 8K filed September 1, 2011
10	Employment Agreement Peter Shafran	Exhibit 10.4 to the Form 8K filed September 1, 2011
31.1	Certification of Peter Shafran Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Peter Shafran Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTel, Inc.

Date: November 21, 2011	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer , Principal Executive
Officer

VGTel, Inc.

Date: November 21, 2011	By:	/s/ Peter Shafran
Peter Shafran
Principal Financial Officer

VGTel, Inc.

Date: November 21, 2011	By:	/s/ Peter Shafran
Peter Shafran
Principal Accounting Officer