Form 10-Q
period 2011-12-31
VGTel, Inc.
filed 2012-02-14
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:

000-52983

VGTEL, INC.

(Exact name of Registrant as specified in its charter)

State of New York
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Rella Blvd., Suite 174 Suffern, NY	01-0671426 10901
(Address of principal executive offices)	(Zip Code)

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

 VGTel, Inc. had 12,844,489 shares of common stock outstanding on February 8, 2012.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I- FINANCIAL INFORMATION

VGTel Inc.

(a Development Stage Company)

Balance Sheets

(Unaudited)

	December 31,	March 31,
ASSETS	2011	2011

CURRENT ASSETS
Cash and cash equivalents	$2,690	$2,859
Total Current Assets	$2,690	2,859

Total Assets	$2,690	$2,859

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable & Accrued Liabilities	206,978	35,920
Accrued Expenses - Professional Fees	554,300	-
Due to Shareholders	67,399	-
CEO Compensation- Accrued	5,833	-
Total Current Liabilities	834,510	35,920

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $.0001 par value ,
Authorized 200,000,000 shares issued &
outstanding 12,844,489 and 6,433,900	1,284	1,224
Subscriptions Receivable	(2,981)	(2,981)
Additional paid in capital	1,793,000	724,854
Deficit accumulated since re-entering the development stage on April 1, 2011	(1,700,260)
Retained Deficit	(924,363)	(756,158)
Total Stockholders' Deficit	(833,320)	(33,061)

Total Liabilities and Stockholders' Deficit	2,690	$2,859

The accompanying notes are an integral part of these unaudited financial statements.

VGTel Inc.

(a Development Stage Company)

Statements of Operations

					Accumulated from
	Three Month Period Ending		Nine Month Period Ending		Inception April 1, 2011 to
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

REVENUES-	$-	$3,000	$-	$9,000	$0

OPERATING EXPENSES
General and administrative	1,563	1,601	274,484	5,064	274,484
Research & Development	-	2,700	-	8,120	-
Inputed Officers' compensation & Rent	-	14,000	-	42,000	-
Officer's Compensation -CEO	-	-	5,833	-	5,833
Stock Based Compensation	-	-	900,000	-	900,000
Depreciation and amortization	-	1,450	-	4,350	-
Professional Services- Consulting	-	-	518,380	-	518,380

Total operating expenses	1,563	19,751	1,700,260	59,534	1,700,260

Inputed Interest Expense	-	335	0	1005	-
NET LOSS FROM CONTINUING OPERATIONS	(1,563)	(17,186)	(1,700,260)	(51,539)	(1,700,260)

NET LOSS	(1,563)	(17,086)	(1,700,260)	(51,539)	(1,700,260)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.00	$0.00	($0.14)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,844,589	6,433,900	12,512,953	6,433,900

The accompanying notes are an integral part of these unaudited financial statements.

VGTel Inc.

(a Development Stage Company)

Statements of Cash Flows

		Nine Month Ended	Accumulated from
			Inception April 1, 2011 to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities
Net Income (Loss)	(1,700,260)	($51,539)	($1,700,260)
Adjustments to reconcile net loss to net
cash used by operating activities:
Inputed Officer's Compensation & Rent	-	42,000	-
Depreciation & Amortization	-	4,350	-
Inputed interest for due to Ron Kallus	-	1,005	-
Stock Compensation-	900,000	-	900,000
Changes in assets and liabilities:
Accounts receivable	-	(26)	-
Accounts payable	170,557	-	170,557
Accounts payable-related parties	562,133	(4,645)	562,133
Net cash (used) in operating activities	(67,568)	(8,855)	(67,568)

Cash flows from financing activities
Advance from Shareholders	67,399	9,000	67,399
Net cash provided (used) by financing activities	67,399	9,000	67,399

Net increase (decrease ) in cash	(169)	145	(169)

Cash and cash equivalents, beginning of period	2,859	1,331	2,859

Cash and cash equivalents, end of period	2,690	$1,476	2,690

Supplemental disclosures

The accompanying notes are an integral part of these unaudited financial statements.

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

The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss for the six month period ended December 31, 2011 of $1,700,260.  Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by Management to be in the best interests of the shareholders.

NOTE 3 – RELATED PARTY TRANSACTIONS

Bruce Minsky, a member of the Board, provided legal services to the Company is owed a total of $77,750 for the period ended December 31, 2011. A related party advanced $67,399 during this same period. The loans are non-interest bearing and due on demand. Total due to related parties at December 31, 2011 is $629,532.

NOTE 4 – STOCKHOLDERS’ EQUITY

600,000 shares were issued for services valued at $900,000 during the 9 months ended December 31, 2011.

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

We are developing a special purpose fund for investments in film, Broadway and other media and entertainment products and will work to raise up to $50,000,000 through a combination Bond Offering and Private Equity Capital infusion. The capital raised will also be utilized to fund film production tax credits, short-term secured debt in the form of bridge loans with bank guarantees attached. We are targeting a fund yielding double-digit returns over and above the cost of capital raised and administrative costs associated with the deployment of said capital. We will also begin to obtain expired film production tax credits from the various film commissions throughout the US and Canada.

Over the last quarter, we have investigated various potential investments and ventures with the goal of generating revenue including: investing in a completed independent film, investing in a film in development, involvement in live event production, and various other entertainment and media projects. While we did not enter into any contracts for any of these projects in the quarter, we are actively pursuing several of these projects for possible investment in the coming six months.

PLAN OF OPERATION

We are in the formative phase of development. Our plan is to develop a multi-platform entertainment and media company that will allow us to produce and invest in independent films and Broadway productions, live concerts and events and online streaming video content. We are developing a model to include several different companies to complement each other and provide vertical as well as horizontal reach across media platforms. We have also been working with a non-profit organization to serve as co-producer of the organization’s feature-length film and provide advice to help the organization grow. Our CEO, Peter Shafran, has been named to the organization’s Board of Directors.

Our plan was to start development of a website in November 2011. However, our plans were delayed because of lack of funding. We plan to retain the services of a website designer/developer to develop a unique visually appealing website to promote our company and our products in the coming quarter. The goal of this effort will be to create a presence on the Internet and attract potential investors, partners and customers to inquire about our services. A preliminary web site is now available at www.360entertainmentandproductions.com and we are working on a more robust web site. We have selected a company to host our website. Our goal is to launch the site before the end of March 2012.

Our goals for approximately the next twelve months (between January 1, 2012 and December 31, 2012) are to:

* DESIGN OF WEBSITE: The visual appeal of our website is very important to the success of our ability to attract investors, business partners and consumers. We will hire a website designer/developer to work with us on the layout of the web pages and to optimize how the web pages interact with the site visitor. We expect that this task will take approximately one month to complete.
* DEVELOP WEBSITE: Our website will contain information to help the site visitor evaluate our company and the various products and projects we intend to offer. It will enable the site visitor to sign up for information and contact our team. The website will be search engine optimized. We anticipate that the development of our website will take approximately one month to complete.
* IDENTIFY AND LAUNCH OR ACQUIRE BUSINESSES: Our goal is to continue discussions with the various entities we have targeted as potential business partners to help develop a multi-platform entertainment and media company.

* IDENTIFY AND ACQUIRE ASSETS: We are actively seeking to acquire story ideas, literary works and screenplays in an effort to build a “rights library”. This library will form the basis of an incubator unit to develop one or more projects until the time when each project is ready to be funded and produced.

MILESTONES

Below is a brief description of our planned activities over the next 12 months starting January 1, 2012.

MONTHS 1 TO 3

❖	Retain website designer/developer;
❖	Finalize corporate and marketing materials, such as logos, brochures, letterheads, business cards, email and letter templates, and the like;
❖	Finalize the work on the feel and look of the website;
❖	Work with the designer/developer on the development of the website;
❖	Launch website;
❖	Monitor the hits on our web site and arrange for follow up with contacts;
❖	Continue to develop relationships with parties in the entertainment industry;
❖	Identify two to four prospective businesses to acquire; and
❖	Review targeted "milestones" and adjust workloads, if necessary.

MONTHS 4 TO 6

❖	Correct any detected discovered defects in website;
❖	Evaluate the identified prospective businesses to acquire;
❖	Begin acquisition of the identified prospective businesses; and
❖	Review targeted "milestones" timetable and adjust workload, if necessary;

MONTHS 7 TO 12

❖	Interview and hire support staff to start work in month seven;
❖	Identify two to four prospective businesses to acquire; and
❖	Review targeted "milestones" timetable and adjust workload, if necessary.

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

Results of Operations:

Total operating expenses for the three months ended December 31, 2011 was $1,563, as compared to $19,751 for the three month period that ended December 31, 2010.   During the three months ended December 31, 2011, we had $63 in administrative expenses, as compared to $1, 601 for the three month period that ended December 31, 2010.

The Company reported a net loss for the three month period ended December 31, 2011 of $1,563, as compared to $17,086 for the three month period ended December 31, 2010. The loss of $1,563 during the three month period ended December 31, 2011 reflects $1,500 in professional services expenses, and $63 in admin expenses as compared to $0 for each of these items for the three month period ended December 31, 2010.  .

The Company incurred $0 in development expenses during the nine month period ended December 31, 2011, as compared to $2,700 in additional development expenses during the nine month period ending December 31, 2010, reflecting the discontinuation of GMG business during 2011.

Revenues during the nine month period ended December 31, 2011 was $0, as compared to $9,000 for the nine month period ended December 31, 2010, reflecting the discontinuation of the business related to the GMG assets during the nine month period ended December 31, 2011.

Total operating expenses for the nine month period ended December 31, 2011 was $1,700,260, as compared to $59,534 for the nine month period ended December 31, 2010.  During the nine month period ended December 31, 2011 we had $276,047 in administrative expenses, as compared to $5,064 for the nine month period ended December 31, 2010.   During the nine month period ended December 31, 2011 we had $518,380 in professional services expenses, as compared to $0 for the nine month period ended December 31, 2010.   Professional services expenses in 2011 consisted of legal and advisory services generated in connection with the discontinuation of the GMG assets, the failed transaction with Venture, and the restructuring of the Company.

We reported a net loss for the nine month period ended December 31, 2011 of $1,700,260, as compared to $51,539 for the nine month period ended December 31, 2010. The loss of $1,700,260 during the nine month period ended December 31, 2011, reflects $518,380 in professional services expenses, and $217,860 in legal fees, as compared to $0 for each of these items for the nine month period ended December 31, 2010.   Additionally, we issued 600,000 shares of common stock to certain directors valued at $900,000.

The Company incurred $0 in development expenses during the nine month period ended December 31, 2011, as compared to $8,120 in additional development expenses during the nine month period ending December 31, 2010, reflecting the discontinuation of GMG business during 2011.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations and a net loss for the nine month period ended December 31, 2011 of $1,700,260 this raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of December 31, 2011, the Company had $2,690 in cash, compared to $1,476 as of December 31, 2010.

Net cash used in operating activities was $69,507 for the three month period ended December 31, 2011, compared to $7,498 for the period ended December 31, 2010.

The company received shareholder loans amounting to $67,399 during the nine month period ended December 31, 2011 as compared to $9,000 during the nine month period ended December 31, 2010.

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

On August 26, 2011, the Board of Directors executed an employment agreement with Peter Shafran.  The Agreement provides a one-year term, and an annual base salary of $60,000, of which the first three payments are deferred for ninety days. Mr. Shafran’s salary continues to accrue in full.

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

VGTel, Inc.

Date: February 14, 2012	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer , Principal Executive Officer

VGTel, Inc.

Date: February 14, 2012	By:	/s/ Peter Shafran
Peter Shafran
Principal Financial Officer

VGTel, Inc.

Date: February 14, 2012	By:	/s/ Peter Shafran
Peter Shafran
Principal Accounting Officer

