Form 10-K
period 2012-03-31
VGTel, Inc.
filed 2012-07-13
CIK 1355451

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                          .

Commission File 000-52983

VGTEL, INC.

(Exact name of registrant as specified in its charter)

New York	4814	01-0671426
State or Other Jurisdiction of Incorporation of Organization	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)
400 Rella Blvd., Suite 174, Suffern, NY		10901
(Address of principal executive offices)		(Zip Code)

360-836-0368

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 6,938,119 Common Stock held by non-affiliates of the Registrant as of March 31, 2012 (the last business day of its most recently completed fourth quarter) based on the  average between the bid and asked price of such common equity, $2,833,065.  The Company had 15,833,386 common shares outstanding as of July 12, 2012 .

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

A. Corporate History and Background

We were (formerly known as  Tribeka  Tek,  Inc.) organized on February  5,  2002 under the laws of the State of New York as Tribeka Tek, Inc., and engaged in the business of providing edgarizing services for publicly traded companies, including assisting filings through the Edgar system.

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

In January, 2006 we changed our name to VGTel, Inc.  On December 30, 2010, after nearly five years of operating the business relating to the GMG assets with only minimal operations and continued losses, we determined to cease business operations related to the GMG assets and seek to find a suitable business to enter into or to acquire a merger candidate.

On December 30,  2010,  we entered into a ‘Common Stock Purchase Agreement’ (the “Purchase Agreement ”) by and among Joseph R. Indovina  (the “ Buyer ” and/or “Indovina”),  Ron Kallus, Niva Kallus, Israel Hason and  individual shareholders (the “Sellers”),  and the Company, which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, Indovina  acquired 3,999,388.shares, or approximately 27.14%, of the issued and outstanding shares of common stock of Company from the Sellers with the Sellers receiving, in the aggregate two hundred sixty five thousand six hundred thirteen  dollars ($265,613.00) from Indovina for the purchase. On January 10, 2011, in accordance with the Purchase Agreement, our then current officers and directors resigned and Indovina was named President, Secretary and Director.   Further, pursuant to Purchase Agreement, prior to the Closing, the GMG intellectual properties, products, assets, the “VGTel” name, and business was spun out from Company to Ron Kallus and Israel Hason in exchange for the cancellation of certain shares issued to them and forgiveness for loans made to Company by Ron Kallus and forgiveness of certain accrued payables for services provided to the Company by Ron Kallus and affiliate parties.

On February 24, 2011, we executed an Agreement and Plan of Share Exchange (“the Exchange Agreement”) with Venture Industries, Inc. (“Venture”), a company organized under the laws of the state of Nevada, pursuant to which we would acquire 100% of the issued and outstanding shares of Venture, in exchange for the issuance of 21,238,285 shares of our common stock, par value $0.0001. The shares that we would issue to the shareholders of Venture would have constituted 65% of our issued and outstanding common stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement and after giving effect to the Cancellation Agreement canceling a specific number of shares from our Sole Officer who was resigning.   The closing of the transaction was scheduled to take place on March 30, 2011.

On June 30, 2011, the Company received a letter (the “Letter”) dated July (sic) 29, 2011 from Lawrence Harris as President of Venture, terminating the Exchange Agreement. The Letter alleged breaches of the Exchange Agreement by us, including the removal of Lawrence Harris as our President on June 28, 2011.   Upon further investigation by our Board of Directors, we determined that issues and disputes existed as to whether the share exchange transaction had closed. We then determined on July 19, 2011, to accept the termination of the Exchange Agreement by Venture pursuant to the Letter.

As a result of the termination prior to closing of the Exchange Agreement, by and among the Company and Venture, the disclosure in our filings with the Securities and Exchange Commission relating to Venture Industries, Inc. or our ongoing operations, share issuances, shell company status, share ownership or control are not applicable and should no longer be relied upon when analyzing our business, operations or financial condition.    The affected information appears in our Form 8-K filed on April 5, 2011 and our Preliminary Information Statements filed on April 8, 2011, April 22, 2011 and May 13, 2011.

Consequently, as a result of the termination of the Exchange Agreement prior to closing, we remained a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and had been seeking appropriate business opportunities.

Peter Shafran was brought on as our new Chief Executive Officer, at the end of August 2011. Mr. Shafran has been practicing law for over 25 years. Serving as the Executive Producer of River Spirit Music, he produced and promoted concerts in the Hudson Valley region. Peter received a Bachelor of Arts degree in Psychology from SUNY Binghamton, and his Juris Doctor from Hofstra University School of Law.

On August 30, 2011, the Board of Directors voted to change the name of the Company to 360 Entertainment & Productions, Inc.   The name change is subject to shareholder approval and approval from FINRA.  In the interim, we registered a Certificate of Assumed Name with the State of New York.  We have been conducting business under the name of VGTel, Inc., dba 360 Entertainment & Productions, Inc.

(b) Narrative Description of the Business

Over the second half of the fiscal year, we investigated various potential investments and ventures with the goal of generating revenue including: investing in a completed independent film, investing in a film in development, involvement in live event production, and various other entertainment and media projects. While we did not enter into any contracts for any of these projects, we are actively pursuing several of these projects for possible investment in the coming twelve (12) months.

In addition to the development of our core media and emerging businesses, we also investigated potential revenue generating projects, and, to that end, during the last quarter, we entered the internet sweepstakes industry. On March 7, 2012, we executed an agreement with Western Capital Ventures, Inc. (WCV) to purchase its nationwide Distribution Agreement with Visual Entertainment Systems, LLC (VES), a manufacturer, for the distribution of its NetStar Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units. On March 15, 2012, we also completed negiotiations with VES to directly purchase, distribute and install its NetStar Internet Kiosks into designated locations. The purchase and distribution of the kiosks is expected to establish our entry into one of the hottest growth industries in the country and enhance our entertainment services line of business. As of the close of this fiscal year, the Company had not yet received revenues from this segment of the Company’s business.

(c) Plan of Operation

During the fourth quarter, the Company had been in negotiation with several large scale internet sweepstakes operators in six states within the Northeast, Mid-Atlantic and Southeast regions of the US to acquire existing Internet Sweepstakes café locations. One of those groups operates approximately 250 internet sweepstakes outlets with the desire to triple their reach to more than 750 by the end of this year. Some of those locations would include racetracks with 200-500 units per location. Another group operates 325 units in 21 locations with plans to expand to more than 1200 units in about 75 locations in 2012. Our goal is to acquire existing locations and partner with these groups to develop rapid expansion and market penetration. Though we did not enter into any contracts for any of these projects in the fiscal year, we are actively pursuing several of these projects for possible investment in the coming twelve (12) months. We are in the formative phase of development. Our plan is to develop a multi-platform entertainment and media company that will allow us to produce and invest in independent films and stage productions, live concerts and events, online streaming video content and internet sweepstakes gaming. We are developing a model to include several different companies to complement each other and provide vertical as well as horizontal reach across media platforms.

We have also been working with Life Vest Inside, a 501(c)(3) non-profit organization, www.lifevestinside.com to serve as co-producer of the organization’s feature-length film and provide advice to help the organization grow. Our CEO, Peter Shafran, has been named to the organization’s Board of Directors.

We met our goal to launch our website (http://360entertainmentandproductions.com) by March 2012 to create a presence on the Internet and attract potential investors, partners and customers to inquire about our services. In the coming year, as revenues grow, we will be working on a more robust web site.

(d) Financing

We will require additional financing in order to enable us to startup and maintain a business.  On March 23, 2012, we entered into a funding agreement with TW Ruban Group, Inc. which provides an advance of $500,000 in working capital to be paid in over in installments. The funding agreement is strictly a short-term arrangement to provide working capital while the Company continues to negotiate the funding of $5.0 million of additional capital.

We will seek to raise an additional $500,000 over the next 12 months to pay for our ongoing expenses while investigating opportunities. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

(e) Objectives

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

We are developing a special purpose fund for investments in film, stage and other media and entertainment products and will work to raise up to $5,000,000 through a combination Bond Offering and Private Equity Capital infusion. The capital raised will also be utilized to fund film production tax credits, short-term secured debt in the form of bridge loans with bank guarantees attached. We are targeting a fund yielding double-digit returns over and above the cost of capital raised and administrative costs associated with the deployment of said capital. We will also begin to obtain expired film production tax credits from the various film commissions throughout the US and Canada.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through starting up a new business or a combination with a business in addition to immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

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

(f) Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and our relative negotiating strength with such promoters.   It is likely that we will require its participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an Acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

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

(g) Reports to Security Holders:

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

(h) Available Information

The Company’s web site address is http://360entertainmentandproductions.com. The information contained on the Company’s web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its web site its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the SEC).

ITEM 1A.	RISK FACTORS

Set forth below is a summary of the material risks to an investment in our securities.  These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the below risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

An investment in our securities is highly speculative in nature and involves an extremely high degree of risk.

Our business is difficult to evaluate because we have only begun our operations and currently have no operating history.

As we currently have only minimal operations, no revenues and only minimal assets, there is a risk that we will be unable to continue as a going concern and start up a viable business or consummate a business combination.  We spun out our previous business which was not successful.  We have only minimal operations, and no revenues or earnings from operations since the spin-off of our previous business. We have no significant assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until we are successful in either starting up a business or through the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can start up a successful business or consummate a business combination with a profitable business opportunity. We may never be able to identify a suitable business opportunity and or consummate a business combination.

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

The growth of our business depends on the successful development and introduction of innovative new products.

Our growth depends on the success of our entry into the Internet Sweepstakes industry existing products as well as the successful development and introduction of innovative new products and line extensions, which face the uncertainty of consumer acceptance and reaction from competitors. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can successfully:

•	develop and fund innovations,
•	obtain locations for our kiosks and other gaming units, and
•	anticipate consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in the Company not being the first to market, which could compromise our competitive position.

Our business is subject to regulation in the U.S.

Our Internet Sweepstakes business is subject to extensive regulation in the U.S.  Such regulation applies to most aspects of our kiosks and other gaming units, including their manufacture, labeling, distribution, installation, advertising and operation.  State and local level authorities regulate different aspects of our business.

While it is our policy and practice to comply with all regulatory requirements applicable to our business, a finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or criminal sanctions, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is without merit or is not fully pursued, the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation and brand image.

In addition, new or more stringent regulations, or more restrictive interpretations of existing regulations, could have a material adverse impact on our business.  For example, from time to time, various regulatory authorities in the U.S., have sought to regulate or license such gaming activities or have issued a moratorium on the opening of internet sweepstakes cafés. As an example, (subsequent to the end of our fiscal year,) the State of Ohio effected a one-year moratorium on the opening of new Internet sweepstakes cafes.  A similar moratorium or otherwise newly enacted adverse regulation, could have a material adverse impact on our business.

A failure of a key information technology system could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, including some which rely on third-party service providers, in order to conduct its business.  These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, shipping products to customers and distributors, processing transactions, summarizing and reporting results of operations, complying with regulatory legal or tax requirements and other processes involved in managing the business.  Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other similar disruptions from unauthorized users.  While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business which may adversely impact the Company’s business.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

We are a development stage company and currently have had no revenues from operations. We will not realize any revenues unless and until we successfully start up a successful business or merge with or acquire a successful operating business.

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

Additional risks may exist in starting a new business and/or if we acquire a privately held business in a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. Additionally, brokerage firms may not want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC, require broker-dealers dealing in penny stocks, such as ours, to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Companies trading on the OTC Bulletin Board (OTCBB) must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. This Annual Report on Form 10-K is being filed before the applicable deadline. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future.  (NOTE: Subsequent to the close of our fiscal year, we declared a 20% stock dividend to our stockholders). Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates.  You should not purchase our common stock expecting to receive cash dividends. Since we do not anticipate paying future dividends, and there may be limited trading, then you may not have any manner to liquidate or receive any payment on your investment.  Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations.  In addition, because we do not anticipate paying dividends in the future, we may have trouble raising additional funds which could affect our ability to expand business operations.

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

As of March 31, 2012, Bruce Minsky, a director, owned shares of common stock representing 0.7785% of the voting power of our outstanding capital stock.  No other director or officer holds shares of common stock.  If we start up a business or enter into a business combination, we may need to issue a substantial number of shares to newly named executive officers and other highly talented individuals to be recruited in our management team.  The aggregate number of shares held by management may be in excess of 50% of our outstanding common stock.  These individuals in aggregate may have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future.  This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

ITEM 1B.             UNRESOLVED STAFF COMMENTS:

None.

ITEM 2.              DESCRIPTION OF PROPERTY

Our corporate headquarters is located in leased property at 400 Rella Boulevard, Suite 174, Suffern, NY 10901. The facility we operate is well maintained and adequate for the purpose for which they are intended.

We have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.             LEGAL PROCEEDINGS

Based on current knowledge, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.             REMOVED AND RESERVED

None.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over the Counter Bulletin Board (OTCBB).  The table below sets forth the high and low prices for our common stock for each full quarterly period within the two most recent fiscal years.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.  Before February 14, 2011, our common stock traded sporadically, if at all.  We do not expect to declare dividends in the foreseeable future because we intend to utilize earnings, if any, to finance future growth.

Period	High	Low
Qtr. Ended March 31, 2012	$0.74	$0.20
Qtr. Ended December 31, 2011	$1.10	$0.15
Qtr. Ended September 30, 2011	$5.15	$0.25
Qtr. Ended June 30, 2011	$14.00	$2.25
Qtr. Ended March 31, 2011	$15.00	$0.25
Qtr. Ended December 31, 2010	$0.25	$0.25
Qtr. Ended September 30, 2010	$0.25	$0.25
Qtr. Ended June 30, 2010	$0.25	$0.25

As of March 31, 2012, we had approximately 78 shareholders, excluding shareholders whose shares are held at brokerage firms through the DTC system.

Description of Securities

The following is a summary description of the Company’s capital stock and certain provisions of the Company’s Certificate of Incorporation and By-laws:

•	The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value $.0001 per share and 10,000,000 shares of preferred stock, par value $.0001 per share.
•	The Company currently has 15,833,386 common shares outstanding.

Common Stock

Voting Rights.  Each outstanding share of the common stock is entitled to one vote in person or by proxy in all matters that may be voted upon by shareholders of the Company.

The Company’s Certificate of Incorporation and By-Laws do not provide for cumulative voting rights in the election of directors.  Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election.

Preemptive Rights.  The holders of common stock have no preemptive or other preferential rights to purchase additional shares of any class of the Company's capital stock in subsequent stock offerings.

Liquidation Rights.  In the event of the liquidation or dissolution of the Company, the holders of common stock are entitled to receive, on a pro rata basis, all assets of the Company remaining after the satisfaction of all liabilities.

Conversion and Redemption.  Shares of common stock have no conversion rights and are not subject to redemption.

Dividends. Holders of common stock are entitled to receive ratably such dividends as may be declared by the Board out of funds legally available therefor.

Preferred Shares. The designations and the powers, preferences and rights, and the qualifications or restrictions of the preferred shares are as follows:

The shares of preferred stock are authorized to be issued from time to time in one or more series, the shares of each series to have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as are specified in the resolution or resolutions adopted by the Board of Directors providing for the issue thereof.  Such preferred stock may be convertible into, or exchangeable for, at the option of either the holder or the Company or upon the happening of a specified event, shares of any other class or classes or any other series of the same or any other class or classes of capital stock of the Company at such price or prices or at such rate or rates of exchange and with such adjustments as shall be stated and expressed in the Certificate of Incorporation or any amendment thereto or in the resolution or resolutions adopted by the Board of Directors providing for the issue thereof.

Majority Written Consent.  The Certificate of Incorporation permits the shareholders to act, in lieu of a shareholders’ meeting, by written consent of not less than the minimum percentage of the total vote required by statute, the Certificate of Incorporation, or the By-laws, provided that prompt notice is given to all shareholders of the taking of such action is given to all shareholders.

Indemnification of Directors and Officers. Article XI of the Company’s By-laws provides that the Company shall indemnify each of its directors, officers, and employees whether or not then in service as such (and his or her executor, administrator, and heirs), against all reasonable expenses actually and necessarily incurred by him or her in connection with the defense of any litigation to which the individual may have been made a party because he or she is or was a director, officer, or employee of the Company.  The individual shall have no right to reimbursement, however, in relation to matters as to which he or she has been adjudged liable to the Company for negligence or misconduct in the performance of his or her duties, or was derelict in the performance of his or her duty as director, officer or employee by reason of willful misconduct, bad faith, gross negligence or reckless disregard of the duties of his or her office or employment.  The right to indemnity for expenses shall also apply to the expenses of suits which are compromised or settled if the court having jurisdiction of the matter shall approve such settlement.  This right of indemnification is in addition to all rights to which such director, officer or employee may be entitled.

On March 30, 2011, the Company purchased a directors and officers indemnification insurance policy written by Berkeley Insurance Company.  The annual premium was $70,000 for a policy period that expires March 29, 2012.  The policy provides indemnification benefits and the payment of expenses in actions instituted against any director or officer of the Company for claimed liability arising out of his or her conduct in such capacities. Due to a lack of funds, the policy was canceled.

2011 Equity Incentive Plan

In the previous fiscal year, the Board of Directors voted to authorize the 2011 Equity Incentive Plan. No grants or awards have been made pursuant to the plan as of March 31, 2012.

The Plan reserves 10,000,000 shares of common stock for issuance in accordance with the Plan’s terms.   With the exception of the employment agreement with Peter Shafran as Chief Executive Officer, the Company has made no other plans for granting of any awards under the 2011 Equity Incentive Plan and no other employment agreement exists as yet which include granting of awards under the 2011 Equity Incentive Plan.  Consequently, with the exception of the employment agreement with Peter Shafran, neither weighted average exercise price, nor payment of benefits to any other Executive Officers or others is as yet determinable.

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

A summary of the principal features of the Plan was provided in the Form 10-K filed for the previous fiscal year, but is qualified in its entirety by reference to the full text of the Plan, which was attached to that Form 10-K. The capitalized terms, if not defined in this Form 10-K, are defined as in the Plan.

Administration

The Plan is administered by the Plan committee (“Committee”) which shall consist of either (i) the Board of Directors of the Company or (ii) or a Committee of the Board of Directors designated to administer the Plan which is comprised solely of two or more outside directors all of whom are “outside directors” within the meaning of the regulations issued under Section 162(m) of the Internal Revenue Code (“Code”).

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

Stock Subject to the Plan

If any share are subject to an award that is forfeited, settled in cash, or expires, any unissued shares covered by such award will be available for issuance under the Plan.  If a holder pays the exercise price of a stock option by surrendering any previously owned shares or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, then, in the Committee’s discretion, the number of shares available under the Plan may be increased by the lesser of (i) the number of shares surrendered and shares used to pay taxes and (ii) the number of shares purchased under the stock option.

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

Federal Income Tax Consequences

The material U.S. Federal Income Tax consequences of awards under the Plan, based on the current provisions of the Code and the regulations thereunder, with respect to employees who are subject to U.S. income tax are as follows:

(a)	The grant of an option to an employee will have no tax consequences to the employee or to the Company or its subsidiaries or affiliates. In general, upon the exercise of an incentive stock option (“ISO”), the employee will not recognize income, and the employer will not be entitled to a tax deduction. However, the excess of the acquired shares’ fair market value on the exercise date over the exercise price is included in the employee’s income for purposes of the alternative minimum tax. When an employee disposes of ISO shares, the difference between the exercise price and the amount realized by the employee will, in general, constitute capital gain or loss, as the case may be. However, if the employee fails to hold the ISO shares for more than one year after exercising the ISO and for more than two years after the grant of the ISO: (i) the portion of any gain realized by the employee upon the disposition of the shares that does not exceed the excess of the fair market value of the shares on the exercise date over the exercise price generally will be treated as ordinary income, (ii) the balance of any gain or any loss will be treated as a capital gain or loss, and (iii) the employer generally will be entitled to a tax deduction equal to the amount of ordinary income recognized by the employee. If an employee exercises an ISO more than three months after his termination of employment with the Company and any subsidiary in which the Company owns at least 50% of the voting power (or one year after his termination of employment if the reason for the termination is disability), the option will be treated for tax purposes as a non-qualified stock option, as described below.
(b)	In general, upon the exercise of a non-qualified stock option, the employee will recognize ordinary income equal to the excess of the acquired shares’ fair market value on the exercise date over the exercise price, and the employer generally will be entitled to a tax deduction in the same amount.
(c)	With respect to other awards that are settled either in cash or in shares that are transferable or are not subject to a substantial risk of forfeiture, the employee will recognize ordinary income equal to the excess of (a) the cash or the fair market value of any shares received (determined as of the date of settlement) over (b) the amount, if any, paid for the shares by the employee, and the employer generally will be entitled to a tax deduction in the same amount.

In the case of an award to an employee that is settled in shares that are nontransferable and subject to a substantial risk of forfeiture, the employee generally will recognize ordinary income equal to the excess of (a) the fair market value of the shares received (determined as of the date on which the shares become transferable or not subject to a substantial risk of forfeiture, whichever occurs first) over (b) the amount, if any, paid for the shares by the employee, and the employer generally will be entitled to a tax deduction in the same amount.

An employee whose shares are both nontransferable and subject to a substantial risk of forfeiture may elect under Section 83(b) of the Code to recognize income when the shares are received, rather than upon the expiration of the transfer.  A participant may make a Section 83(b) election, within 30 days of the transfer of the restricted stock.  If a participant makes an election and thereafter forfeits the shares, no ordinary loss deduction will be allowed. The forfeiture will be treated as a sale or exchange upon which there is realized loss equal to the excess, if any, of the consideration paid for the shares over the amount realized on such forfeiture.  The loss will be a capital loss if the shares are capital assets.  If a participant makes an election under Section 83(b), the holding period will commence on the day after the date of transfer and the tax basis will equal the fair market value of shares, as determined without regard to the restrictions, on the date of transfer.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

History of the Company’s operations.

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

On December 30,  2010,  we entered into a Common Stock Purchase Agreement (the “Purchase Agreement ”) by and among Joseph R. Indovina  (the “ Buyer ” and/or “Indovina”),  Ron Kallus, Niva Kallus, Israel Hason and  individual shareholders (the “Sellers”),  and the Company which closed on January 10, 2011.  Pursuant to the terms of the Purchase Agreement, Indovina  acquired 3,999,388.shares, or approximately 27.14%, of the issued and outstanding shares of our common stock from the Sellers with the Sellers receiving, in the aggregate, two hundred sixty five thousand six hundred thirteen  dollars ($265,613.00) from Indovina for the purchase. On January 10, 2011, in accordance with the Purchase Agreement, Ron Kallus, Niva Kallus, Israel Hason, our then current officers and directors resigned and Indovina was named President, Secretary and Director.

Pursuant to the Stock Purchase Agreement at or prior to the Closing Date, the GMG intellectual properties, products, assets, the “VGTel” name, and business was spun out from us to Ron Kallus and Israel Hason in exchange for the following:

1.	Canceling 1,495,200 of our common shares owned by Ron Kallus and Israel Hason.
2.	Transferring all of our accounts receivable and accounts payable to NYN International.
3.	Forgiveness of Officer’s Loan to the Company amounting to $31,323.
4.	Forgiveness of $6,250 in accrued expenses owed to Yoav Kallus for development.
5.	Forgiveness of $6,480 accrued expenses owed to NYN International, a company owned by Ron Kallus.

Consequently, as a result of the spin-out of the GMG intellectual property assets, we became a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, with the focus on seeking appropriate business opportunities.

Changes in Operations and Strategy.

In the second half of our fiscal year, we searched for new businesses to start and found that the internet gaming industry was one of the hottest growth industries in the country and could enhance our entertainment services line of business. In March 2012, we acquired from Western Capital Ventures, Inc. (WCV) the nationwide Distribution Agreement with Visual Entertainment Systems, LLC (VES), a manufacturer, for the distribution of its NetStar Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units. Also, in March 2012, we completed negiotiations with VES to directly purchase, distribute and install its NetStar Internet Kiosks into designated locations. The purchase and distribution of the kiosks is expected to establish our entry into the internet gaming industry. While the Company had not yet received revenues from this segment of the Company’s business as of the close of this fiscal year, we anticipate revenues beginning within the next two quarters.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through continuing our penetration into the Internet gaming industry. Looking forward, we expect the conditions to compete within the Internet gaming industry conditions to be highly challenging. While the national marketplace in which we operate is highly competitive, the Company continues to experience heightened competitive activity in certain markets from other larger manufacturers and distributors, many, if not all, of which have greater resources than we do. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

The Company believes it is well prepared to meet the challenges ahead due to its experience operating in challenging environments and continued focus on the Company’s recently updated strategic initiatives: engaging to build our brands; market penetration; innovation for growth; effectiveness and efficiency; and leading to win. This focus should position the Company well to increase shareholder value over the long term.

Alternative Plans.

In the event our entry into the internet gaming industry is not successful, we will achieve long-term growth potential through starting up a new business or a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

a.	Potential for growth, indicated by new technology, anticipated market expansion or new products;
b.	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
c.	Strength and diversity of management, either in place or scheduled for recruitment;
d.	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e.	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;
f.	The extent to which the business opportunity can be advanced;
g.	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
h.	Other relevant factors.

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

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports, and
(ii)	Costs relating to growing our internet gaming business as it relates to licensing and/or revenue participation agreements.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Future Financings

We will require additional financing in order to enable us to startup and maintain a business.  On February 14, 2012, we entered into a funding agreement with TW Ruban Group, Inc. which provides an advance of $500,000 in working capital to be paid in over in installments. The funding agreement is strictly a short-term arrangement to provide working capital while the Company continues to negotiate the funding of $5.0 million of additional capital. As of March 23, 2012, $92,595 has been funded. [A subsequent funding of $50,300.00 is scheduled for the next quarter.]

We will seek to raise an additional a minimum of $500,000 over the next 12 months to pay for our ongoing expenses while investigating opportunities. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Results of Operations:

Fiscal Years Ended March 31, 2012 and March 31, 2011

Revenues

Revenues for the fiscal year ending March 31, 2012 was $0 compared to $9,000 for the fiscal year ended March 31, 2011.  The decrease in revenues resulted from the failed merger with Venture Industries (as more fully described in Item 1.A. above), a change of management and the search for new business opportunities.

Expenses

Total operating expenses for the fiscal year ended March 31, 2012 was $1,772,688 as compared to $388,251 for the fiscal year ended March 31, 2011, an increase in expenses of 456%.   The increase was attributed to stock compensation for services consultants for an aggregate of $900,001 for the period ended March 31, 2012 as compared to $291,666 for the period ending March 31, 2011.   Expenses included General and Administrative expenses of $70,932 for the period ended March 31, 2012 as compared to $6,002 for fiscal year ending March 31, 2011.  Officers Compensation & Rent amounted to $942,393 during the fiscal year ended March 31, 2012 as compared to $42,000 during the fiscal year ended March 31, 2011. Depreciation and Amortization was $0 for the period ending March 31, 2012 as compared to $4,350 for the fiscal year ended March 31, 2011.

Research and development expenses for the fiscal year ended March 31, 2012 decreased to $0 as compared to $8,120 for the fiscal year ended March 31, 2011.

Net loss

The Company reported a net loss for the twelve month period ending March 31, 2012 of $1,772,688 as compared to a net loss of $504,280 for the fiscal year period ending March 31, 2011.

Liquidity and Capital Resources:

For the Fiscal Years Ended March 31, 2012 and March 31, 2011.

As of March 31, 2012 the Company had $714 in cash as compared to $2,859 as of March 31, 2011.

Net cash used by operating activities for the fiscal year period ended March 31, 2012 was $25,145 as compared to $9,986 for the fiscal year ended March 31, 2011.

Net cash used by investing activities during fiscal year ending March 31, 2012 was $35,000 as compared to $1,445 for the fiscal year ended March 31, 2011.

Net cash provided by financing activities during fiscal year ending March 31, 2012 was $58,000 as compared to $12,959 for the fiscal year ended March 31, 2011.

The business pertaining to the foregoing operations has ceased since December 30, 2010.  Said operations are now discontinued.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the presentation of the Company’s financial condition and results of operations and require significant or complex judgments and estimates on the part of management. The Company’s critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods.

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

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, financial goals, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect businesses and economic conditions, as well as matters specific to us and the markets we serve, including increased competition and evolving competitive practices, changes in domestic laws or regulations or their interpretation, and political, legislative and fiscal developments. For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to Item 1A, “Risk Factors”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “F-1”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2011, we dismissed EisnerAmper, LLP (“EisnerAmper”) as the Company’s independent registered public accounting firm, effective July 27, 2011.  The decision to dismiss EisnerAmper as the Company’s independent registered public accounting firm was approved by written consent of the Company’s Board of Directors on July 27, 2011.  EisnerAmper had been the Company’s independent registered public accounting firm since March 28, 2011.

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

On July 27, 2011, the Company engaged the services of MaloneBailey, LLP (“MaloneBailey”) as the independent registered public accounting firm of the Company.  Malone Bailey was the auditor for the Company for the year ended March 31, 2010, and was dismissed on March 28, 2011.   During the fiscal year ended March 31, 2012, neither the Company nor anyone on its behalf consulted MaloneBailey with respect to any accounting or auditing issues involving the Company.  There was no discussion between MaloneBailey and the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with MaloneBailey, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision of our sole executive officer who is also the principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).

Based on that evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. We have identified the following material weakness of our internal controls:

-	There is a lack of sufficient staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

-	There is a lack of control processes which provide for multiple levels of supervision and review.

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

Under the supervision of our sole officer who is also the principal financial officer, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer who is also our principal financial officer concluded that our controls are not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following table sets forth, as of March 31, 2012 the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held as of March 31, 2012. Additional directors were appointed to our board on June 28, 2011, as disclosed in our Current Report on Form 8-K filed on July 5, 2011. With the exception of Bruce Minsky, all of the directors appointed to our board on June 28, 2011, subsequently resigned on August 26, 2011.

Directors are elected for a period of two years and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

Peter Shafran, Age 54, Chief Executive Officer, Chief Financial Officer, Director.

Peter Shafran was appointed as Chief Executive Officer, Chief Financial Officer and Director on August 26, 2011.

Peter Shafran 400 Rella Blvd., Suite 174 Suffern, NY 10901	Age – 54	Chief Executive Officer, Chief Financial Officer, Director

Peter Shafran was brought on as Chief Executive Officer, Chief Financial Officer and Director on August 26, 2011. Mr. Shafran has been practicing law for over 27 years.  In 1990, he founded the Law Offices of Peter W. Shafran, LLC, where he has practiced law with an emphasis on real estate matters; transactional arrangements; lending representation; and business acquisitions. The firm has offices in Connecticut, New York, New Jersey, and Florida. Mr. Shafran is a member of the Bar of the States of New York and New Jersey, and admitted in the U.S. District Court of the States of New York and New Jersey. Since 2010, Mr. Shafran has also been the Executive Producer of River Spirit Music, producing, promoting and presenting musical shows for venues in the Lower Hudson Valley region. Mr. Shafran received a Bachelor of Arts degree in Psychology from SUNY Binghamton, and his Juris Doctor from Hofstra University School of Law. Based on his professional experience, Mr. Shafran is qualified to serve as Chief Executive Officer and Chief Financial Officer and as a director.

Bruce Minsky, Age 47, Director.

Bruce Minsky, Age 47, was appointed as Director on June 28, 2011.

Bruce Minsky 112 Brick Church Road New Hempstead, NY 10977	Age – 48	Director

Since May 2004, Mr. Minsky has been engaged in the private practice of law at Law Offices of Bruce W. Minsky, P.C. in New Hempstead, New York, specializing in corporate organization, governance, operational, compliance and regulatory scenarios; real estate matters; transactional arrangements; commercial lending representation; and, business/portfolio acquisitions. From July 1991 through April 2004, Mr. Minsky was employed by Banco Popular North America, New York NY, the U.S. banking subsidiary of Popular, Inc, a full-service international financial services provider [NASD – BPOP], for which he served as Vice President and In-House Counsel.  Mr. Minsky is a member of the Bar of the States of California, Connecticut and New York, and admitted in the U.S. District Court of the State of New York, Southern and Eastern Districts, as well as the U.S. Court of Appeals, Second Circuit.  Mr. Minsky received a Bachelor of Arts degree from Boston University in 1985.  In 1988, he received a Juris Doctor degree from Southwestern University School of Law. He received a Master of Laws degree in American Banking Law from Boston University in 1989.  Based on his professional experience Mr. Minsky is qualified to serve as a director.

Code of Ethics

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

Stock Options/SAR Grants.  On February 24, 2011, our Board of Directors adopted the VGTel 2011 Equity Incentive Plan.  No grants of stock options or stock appreciation rights have been made as of the year ended March 31, 2012.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended March 31, 2012, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

None.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the years ending March 31, 2011 and March 31, 2012:

Name and Principal Position	Year Ended March 31		Salary $		Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Peter Shafran	2012		$15,000	²	None	None	None	None	None	None	$15,000
Joseph Indovina	2011	¹	None		None	None	None	None	None	None	None

¹Joseph Indovina resigned as Chief Executive Officer, President and Treasurer effective August 26, 2011. Peter Shafran assumed the positions of Chief Executive Officer and Chief Financial Officer on such date.

² This amount represents such officer's compensation incurred, but not paid out for the fiscal period ended March 31, 2012.

Long-Term Incentive Plans.

DIRECTOR COMPENSATION

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended March 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Peter Shafran	0	0	0	0	0	0	0
Bruce Minsky	0	120,000 shares @$1.50/share	0	0	0	0	150,000
Joseph Indovina	0	240,000 shares @$1.50/share	0	0	0	0	300,001
Frank Queally	0	120,000 shares @$1.50/share	0	0	0	0	150,000
Lori Dente	0	120,000 shares @$1.50/share	0	0	0	0	150,000
Colin Mitchell	0	120,000 shares @$1.50/share	0	0	0	0	150,000

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

Employment Agreements

On August 26, 2011, the Board of Directors executed an employment agreement with Peter Shafran.  The Agreement provides a one-year term, and an annual base salary of $60,000, of which the first three payments were deferred for ninety days.

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

As of March 31, 2012, Peter Shafran held the positions as Chief Executive Officer and Director.

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of March 31, 2012 by (1) all directors and executive officers of the Company, individually and collectively as a group, and (2) all stockholders known to the Company to be beneficial owners of more than five percent (5%) of the outstanding Common Stock;

Name and Address			Amount and Nature of
of Beneficial Owner	Office	Title of Class	Beneficial Ownership	Percentage of Class
Joseph R. Indovina	NA	Common Stock	3,408,499	22.11%

Bruce Minsky	Director	Common Stock	120,000	0.7785%
Officers and Directors Total		Common Stock	120,000	0.7785%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees. During the years ended March 31, 2012 and 2011, fees billed by the Company's auditors, MaloneBailey LLP for services rendered for the audit of our annual financial statements and estimated fees for the audit of our financial statements was $21,000 and $7,000, respectively.

(b) Audit-Related Fees. During years ended March 31, 2012 and 2011, no audit-related services were performed other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors performed no services related to preparing and filing the Tax returns for 2012-2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
31.1	Certification of Peter Shafran, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Peter Shafran, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

TO ANNUAL REPORT ON FORM 10-K

VGTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

VGTel, Inc.

(A Development Stage Company)

Suffern, New York

We have audited the accompanying balance sheets of VGTel, Inc. (a development stage company) (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel, Inc. as of March 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

July 12, 2012

VGTEL, INC.

Balance Sheets

	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$714	$2,859

Total Current Assets	714	2,859

Property and equipment, net of accumulated depreciation of $0	35,000	-

Total Assets	$35,714	$2,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$746,116	$35,920
Accounts payable to related parties	102,751	-
Short term debt	92,595	-

Total Current Liabilities	941,462	35,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value,
Authorized 10,000,000 shares, none issued		-
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares, Issued &
outstanding 15,413,387 and 14,693,387 as of March 31, 2012 and 2011	1,541	1,469
Additional paid in capital	1,789,762	892,814
Subscriptions Receivable	-	(2,981)
Deficit accumulated since re-entering the development stage on April 1, 2011	(1,772,688)	-
Retained Deficit	(924,363)	(924,363)

Total Stockholders' Equity	(905,748)	(33,061)

Total Liabilities and Stockholders' Equity	$35,714	$2,859

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Statements of Operations

Years Ended March 31, 2012 and 2011

	2012	2011	Accumulated From Inception April 1, 2011 to March 31, 2012

REVENUES	$-	$9,000	$-

OPERATING EXPENSES
General and administrative	70,932	6,002	70,932
Research & Development	-	8,120	-
Officers' compensation & Rent	942,393	42,000	942,393
Depreciation and amortization	-	4,350	-
Legal Services	240,982	-	240,982
Professional Services- Consulting	518,381	327,779	518,381

Total operating expenses	1,772,688	388,251	1,772,688

Loss on Warrant Exercise	-	124,024	-
Interest Expense	-	1,005	-
NET LOSS FROM CONTINUING OPERATIONS	$(1,772,688)	$(504,280)	$(1,772,688)

INCOME (LOSS) PER COMMON SHARE-
Basic and Diluted	$(0.12)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,114,371	9,383,475

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

Statement of Shareholders Deficit

						Accumulated Deficit -
	Common	Stock	Paid-in	(Accumulated	Subscriptions	Discontinued
	Shares	Amount	Capital	Deficit)	Receivable	Operations	Totals
Balances - March 31, 2010	7,720,680	$772	$367,924	$(420,083)	$-	$	$(51,387)

Officers' compensation & rent charged for the year	-	-	42,000	-	-		42,000

Imputed Interest for Ron Kallus	-	-	1,005	-	-		1,005
Sale of assets to related party	-	-	43,952	-	-		43,952
Shares cancelled by R Kallus	(1,495,200)	(150)	150	-	-		-
Shares cancelled Hyman & Ethel Schwartz	(1,260,092)	(126)	126	-	-		-
Warrants Exercised	8,328,000	833	6,107	-	(2,981)		3,959
Warrant Exercise Price valuation			124,024				124,024
Contributed Capital - The Hyett Ltd. Loan write-off	-	-	16,000	-	-		16,000
Shares issued for services rendered	1,399,999	140	291,526	-	-		291,666
Net loss	-	-	-	(504,280)	-		(504,280)

Balances - March 31, 2011	14,693,387	1,469	892,814	(924,363)	(2,981)		(33,061)

Adjustment of deficit prior to inception				924,363		(924,363)	-

Shares issued for services rendered	720,000	72	899,929				900,001

Subscriptions receivable reclassed to APIC			(2,981)		2,981		-

Net loss				(1,772,688)			(1,772,688)

Balances - March 31, 2012	15,413,387	$1,541	$1,789,762	$(1,772,688)	$-	$(924,363)	$(905,748)

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

Statements of Cash Flows

Years Ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011	Accumulated from Inception April 1, 2011 to March 31, 2012

Cash flows from operating activities
Net Income (Loss)	(1,772,688)	(504,280)	(1,772,688)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant exercise repricing	-	124,024	-
Depreciation Expense	-	4,350	-
Inputed Officer's Compensation & Rent	-	42,000	-
Inputed interest for due to Ron Kallus	-	1,005	-
Issuance for common stock for services rendered	900,001	291,666	900,001
Changes in operating assets and liabilities:
Accounts receivable	-	(26)	-
Accounts payable	744,791	31,275	744,791
Accounts payable – related party	102,751	-	102,751
Net cash used in operating activities	(25,145)	(9,986)	(25,145)

Cash flows from investing activities
Sale of Intellectual Property	-	(1,445)	-
Cash paid for purchase of fixed assets	(35,000)	-	(35,000)
Cash used in investing activities	(35,000)	(1,445)	(35,000)

Cash flows from financing activities
Proceeds from sale of stock	-	3,959	-
Proceeds from shareholder- related party	-	9,000	-
Proceeds from debt	58,000	-	58,000

Cash provided by financing activities	58,000	12,959	58,000

Net increase (decrease ) in cash	(2,145)	1,528	(2,145)

Cash and cash equivalents, beginning of period	2,859	1,331	2,859

Cash and cash equivalents, end of period	714	2,859	714

Supplemental disclosures
Cash paid for interest and income taxes	-	-	-

Noncash investing and financing activities:
Shareholder loan exchanged for intellectual property	-	45,521	-
Shareholder loan converted to equity	-	16,000	-
Reclassification of subscription receivable to APIC	2,981	-	2,981
Reclassification of AP to debt	34,595	-	34,595

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

Notes to Financial Statements

March 31, 2012

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

VGTel Inc. (the “Company”) was organized on February 5, 2002 in New York. On January 18, 2006, the Company purchased the GMG System, a telemarketing campaigning product and was operating in the telemarketing sector of the telecommunications industry up until January 2011.

On January 10, 2011, the Company’s controlling shareholders sold a majority of their stock amounting to 27.4% of total outstanding Company stock to Joseph Indovina.  As part of this transaction, $44,053 in officer and related party debt was canceled, 2,755,412 shares were canceled and the Company’s telemarketing business was transferred to two of the controlling shareholders.  A net $44,752 contribution to capital was recorded from this transaction.

On February 24, 2011, we executed an Exchange Agreement with Venture Industries, Inc. (“Venture”), a company organized in Nevada, pursuant to which we would acquire 100% of Venture, in exchange for 21,238,285 common shares or 65% of our outstanding common stock on a fully-diluted basis immediately after this transaction.   The closing of the transaction was scheduled to have occurred on March 30, 2011, but did not happen.

On June 30, 2011, Venture terminated the Exchange Agreement.

On March 7, 2012, we executed an agreement with Western Capital Ventures, Inc. (WCV) to purchase its nationwide Distribution Agreement with Visual Entertainment Systems, LLC (VES), a manufacturer, for the distribution of its NetStar Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units. On March 15, 2012, we also completed negotiations with VES to directly purchase, distribute and install its NetStar Internet Kiosks into designated locations. The purchase and distribution of the kiosks is expected to establish our entry into one of the hottest growth industries in the country and enhance our entertainment services line of business. As of the close of this fiscal year, the Company had not yet received revenues from this segment of the Company’s business. As of July 12, 2012, neither transaction has closed.

NOTE 2 – GOING CONCERN

As a result of the termination of the Exchange Agreement prior to closing, we remained a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and had been seeking appropriate business opportunities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring net losses and a working capital deficit as of March 31, 2012 and 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of 5 years. Equipment of $35,000 was acquired in late March 2012 and so no depreciation was recorded for the year ended March 31, 2012.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2012 and 2011, there was no impairment of long-lived assets due to the minimal value of such assets.

Stock Based Compensation

Under ASC 718, the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the respective vesting periods of the option grant.

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

Revenue and Cost Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility is reasonably assured.

Recent Accounting Pronouncements

The Company does not expect any recent account pronouncements to have a significant impact on its financial position or results of operations.

NOTE 4 – OFFICERS’ COMPENSATION

The Chief Executive Officer has taken no actual compensation since inception. Officer's compensation has been charged $35,833 and $37,500 during the years ended March 31, 2012 and 2011 respectively and credited to accounts payable and additional paid in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company recognized $35,833 of compensation expense for services performed by the Chief Executive Officer. There is a $25,000 related party payable owed to the Officer as of March 31, 2012.

The Company recognized $41,831 of compensation expenses for services performed by a Director. There is a $77,751 related party payable owed to the Director as of March 31, 2012.

NOTE 6 – NOTE PAYABLE

During the year ended March 31, 2012, the Company borrowed $58,000 and converted $34,595 of AP into note payables under one 8% Convertible Promissory Note from a third party that will mature on March 22, 2013. The note is convertible at 51% of the average of the lowest three trading prices for the Common Stock of the Company during the ten Trading Day periods ending on the latest complete Trading Day prior to the Conversion Date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument will be classified as a liability once the conversion option become effective after 180 days due to there being no explicit limit on the number of shares to be delivered upon settlement of the conversion option.

NOTE 7 – INCOME TAXES

The total net operating loss as of March 31, 2012 was $974,575, which expires in the years 2027 - 2032.   The Company has recorded a full valuation allowance for its deferred tax assets as of March 31, 2012 and 2011. Deferred taxes are calculated at a 34% rate:

	2012	2011
Deferred tax assets
Net operating losses	$331,356	$52,100
Less: valuation allowance	(331,356)	(52,100)
Net deferred tax asset	$0	$0

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company sublets space for its present office location. The Company charged $7,000 and $4,500 to paid-in capital for rent for the years ended March 31, 2012 and 2011 respectively.

NOTE 9 – STOCKHOLDERS' DEFICIT

During the twelve months ended March 31, 2012, a total of 720,000 shares valued at $900,001 were issued to five individuals for services provided. The entire fair value was recorded to expense during the twelve months ended March 31, 2012.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock.

The Company returned to development stage status as of April 1, 2011. This resulted in a reclassification of all accumulated deficit as of March 31, 2012 to be reclassified into Accumulated Deficit – Discontinued Operations. The Accumulated Deficit balance will reflect the net loss incurred by the Company since inception of April 1, 2011.

NOTE 10 – STOCK INCENTIVE PLAN

In January 2011, the Company adopted a stock incentive plan and reserved for issuance 10,000,000 common shares.

NOTE 11 – SUBSEQUENT EVENTS

On May 15, 2012, a 20% stock dividend was paid to shareholders. All share amounts in these financials have been revised to reflect this dividend.

In May 2012, 350,000 shares (420,000 shares after the dividend) were issued for services rendered.

VGTEL, INC. SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTel, Inc.

Date: July 12, 2012	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer

VGTel, Inc.

Date: July 12, 2012	By:	/s/ Peter Shafran
Peter Shafran
Chief Financial Officer

VGTel, Inc.

Date: July 12, 2012	By:	/s/ Peter Shafran
Peter Shafran
Principal Accounting Officer