Form 10-Q
period 2012-06-30
VGTel, Inc.
filed 2012-08-20
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  ☒  No

VGTel, Inc. had 15,833,386 shares of common stock outstanding on August 20 2012.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I- FINANCIAL INFORMATION

VGTel Inc.

(a Development Stage Company)

Balance Sheets

(Unaudited)

	June 30	March 31
	2012	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,704	714

Total Current Assets	$1,704	714

Property and equipment, net of accumulated depreciation of $0	37,500	35,000

Total Assets	$39,204	35,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	741,842	746,116
Accounts Payable to Related Parties	102,751	102,751
Short Term Debt	142,895	92,595

Total Current Liabilities	987,488	941,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, $.001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $.0001 par value ,
Authorized 200,000,000 shares issued &
outstanding 15,833,387 and 15,413,387 as of June 30, 2012 and March 31, 2012 respectively	1,583	1,541
Paid In Capital	1,929,720	1,789,762
Deficit accumulated since re-entering the development stage on April 1, 2011	(1,955,224)	(1,772,688)
Retained Deficit	(924,363)	(924,363)

Total Stockholders' Deficit	(948,284)	(905,748)

Total Liabilities and Stockholders' Deficit	$39,204	35,714

The accompanying notes are an integral part of these unaudited financial statements.

VGTel Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Accumulated from Inception April 1, 2011 to June 30, 2012

OPERATING EXPENSES

General and administrative	28,813	14,934	99,745

Officers’ compensation & rent	152,400	-	1,094,793

Legal Services	-	-	240,982

Professional Services- Consulting	1,323	345,852	519,704

Total operating expenses	182,536	360,786	1,955,224

NET LOSS FROM CONTINUING OPERATIONS	(182,536)	(360,786)	(1,955,224)

NET LOSS	(182,536)	(360,786)	(1,955,224)

INCOME (LOSS) PER COMMON SHARE

Basic and Diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,651,409	12,244,489

The accompanying notes are an integral part of these unaudited financial statements.

VGTel Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

	3 Months Ended	3 Months Ended	Accumulated from Inception April 1, 2011 to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash flows from operating activities
Net Income (Loss)	(182,536)	(360,786)	(1,955,224)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	140,000	-	1,040,001
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(4,274)	360,747	740,517
Accounts payable-related parties	-	-	102,751
Net cash (used) in operating activities	(46,810)	(39)	(71,955)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(2,500)	-	(37,500)
Net cash (used) in investing activities	(2,500)	-	(37,500)

Cash flows from financing activities
Proceeds from debt	50,300	-	108,300
Net cash provided by financing activities	50,300		108,300

Net increase (decrease) in cash	990	(39)	(1,155)

Cash and cash equivalents, beginning of period	714	2,859	2,859

Cash and cash equivalents, end of period	1,704	2,820	1,704

Noncash investing and financing activities:
Reclassification of subscription receivable to APIC	-	-	34,595
Reclassification of AP to debt	-	-	2,981

The accompanying notes are an integral part of these unaudited financial statements.

VGTel Inc.

(a Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 – Basis of Presentation

The unaudited interim financial statements of VGTel, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss for the three month period ended June 30, 2012 of $182,536 for a total of $1,955,224 from inception April 1, 2011 to June 30, 2012.  Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by Management to be in the best interests of the shareholders.

NOTE 3 – RELATED PARTY TRANSACTIONS

A related party advanced net $21,840.50 during this same period. The loans are non-interest bearing and due on demand. Total due to related parties at June 30, 2012 is $102,751.

NOTE 4 – NOTE PAYABLE

During the three months ended June 30, 2012, the Company borrowed $50,300 from a third party. These loans are non-interest bearing and due on demand. Total notes payable to third parties at June 30, 2012 are $142,895.

NOTE 5 – STOCKHOLDERS’ EQUITY

On May 9, 2012, 350,000 shares (420,000 shares after the dividend) were issued for services rendered and valued at $140,000. On May 15, 2012, a 20% stock dividend was paid to shareholders. All share amounts in these financials have been revised to retroactively reflect this dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended March 31, 2012 (the “Annual Report).

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

A. Corporate History and Background

We were (formerly known as  Tribeka  Tek,  Inc.) organized on February  5,  2002 under the laws of the State of New York as Tribeka Tek, Inc., and engaged in the business of providing “edgarizing” services for publicly traded companies, including assisting filings through the Edgar system.

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

Peter Shafran was brought on as 360’s new Chief Executive Officer at the end of August 2011. Mr. Shafran has been practicing law for over 25 years. Serving as the Executive Producer of River Spirit Music, he produced and promoted concerts in the Hudson Valley region. Peter received a Bachelor of Arts degree in Psychology from SUNY Binghamton, and his Juris Doctor from Hofstra University School of Law.

On August 30, 2011, the Board of Directors voted to change the name of the Company to 360 Entertainment & Productions, Inc.   The name change is subject to shareholder approval and approval from FINRA.  In the interim, we registered a Certificate of Assumed Name with the State of New York.  Since then, we have been conducting business under the name of 360 Entertainment & Productions, Inc.

(b) Narrative Description of the Business

Over the second half of our most recent fiscal year, we investigated various potential investments and ventures with the goal of generating revenue. In addition to the development of our core media and emerging businesses, we also investigated potential revenue generating projects, and, to that end, during the last quarter, we entered the internet sweepstakes industry. To that end, on March 7, 2012, we executed an agreement with Western Capital Ventures, Inc. (WCV) to purchase its nationwide Distribution Agreement with Visual Entertainment Systems, LLC (VES), a manufacturer, for the distribution of its NetStar Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units. On March 15, 2012, we also completed negotiations with VES to directly purchase, distribute and install its NetStar Internet Kiosks into designated locations. The purchase and distribution of the kiosks is expected to establish our entry into one of the hottest growth industries in the country and enhance our entertainment services line of business. As of the close of the recent fiscal year, the Company had not yet received revenues from this segment of the Company’s business.

With the acquisition of the kiosks and our entry into the Internet Sweepstakes business, we are no longer a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. In addition, we will be seeking additional appropriate business opportunities.

(c) Plan of Operation

Over the fourth quarter of our last fiscal year and continuing through the first quarter, the Company had been in negotiation with several large scale internet sweepstakes operators in six states within the Northeast, Mid-Atlantic and Southeast regions of the US to acquire existing Internet Sweepstakes café locations. One of those groups operates approximately 250 internet sweepstakes outlets with the desire to triple their reach to more than 750 by the end of this year. Some of those locations would include racetracks with 200-500 units per location. Another group operates 325 units in 21 locations with plans to expand to more than 1200 units in about 75 locations in 2012. Our goal is to acquire existing locations and partner with these groups to develop rapid expansion and market penetration. Though we did not enter into any contracts for any of these projects in the fiscal year, we are actively pursuing several of these projects for possible investment in the coming twelve (12) months.

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

(d) Financing

During the next 12 months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports, and
(ii)	Continuing operations in the internet sweepstakes and related gaming businesses.
(iii)	Expanding operations in the internet sweepstakes and related gaming businesses.
(iv)	Acquiring or merging with other business in the internet sweepstakes and related gaming businesses.

We will require additional financing in order to enable us to startup and maintain a business.  On March 23, 2012, we entered into a Preliminary Funding Agreement with TW Ruban Group, Inc. to provide us with up to $500,000.00 in working capital to be paid in over in installments, specifically for the acquisition of kiosks and related gaming equipment. The funding agreement is strictly a short-term arrangement to provide working capital while the Company continues to negotiate the funding of $5.0 million of additional capital. On May 22, 2012, we executed a Securities Purchase Agreement with WISE & WISE, INC. for the aggregate purchase price of $500,000.00. As of August 8, 2012, neither transaction has closed.

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

(h) Available Information

The Company’s web site address is http://360entertainmentandproductions.com. The information contained on the Company’s web site is not included as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q. The Company makes available, free of charge, on its web site its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the SEC).

Results of Operations:

Total operating expenses for the three months ended June 30, 2012 was $182,536, as compared to $360,786 for the three month period that ended June 30, 2011.   During the three months ended June 30, 2012, we had $28,813 in administrative expenses, as compared to $14,894 for the three month period that ended June 30, 2011.

The Company reported a net loss for the three month period ended June 30, 2012 of $182,536, as compared to $360,786 for the three month period ended June 30, 2011. The loss of $182,536 during the three month period ended June 30, 2012 reflects $1,323 in professional services expenses, $152,400 in officers’ compensation and rent, and $28,813 in admin expenses as compared to $345,852, $0 and $14,894 for each of these items for the three month period ended June 30, 2011.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since re=entering the development stage on April 1, 2011 of $1,955,224, and a net loss for the three month period ended June 30, 2012 of $182,536. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of June 30, 2012, the Company had $1,704 in cash, compared to $2,820 as of June 30, 2011.

Net cash used in operating activities was $46,810 for the three month period ended June 30, 2012, compared to $39 for the period ended June 30, 2011.

The company received shareholder loans amounting to $50,300 during the three month period ended June 30, 2012 as compared to $0 during the three month period ended June 30, 2011.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings:

None

Item 1A Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. An investment in the Company’s common stock involves various risks. When considering an investment in the Company, you should carefully consider all of the risk factors described herein and in the Company’s Annual Report. These matters specifically identified are not the only risks and uncertainties facing the Company and there may be additional matters that are not known to the Company or that the Company currently considers immaterial. All of these risks and uncertainties could adversely affect the Company’s business, financial condition or future results and, thus, the value of an investment in the Company.

Item 2 Unregistered Sales of Equity Securities

On May 9, 2012, the Company granted 100,000 shares of its common stock to Bruce Minsky, director, and 100,000 shares of its common stock to Peter Shafran, its CEO.  These shares have not been registered under the Securities Act of 1933 (the “Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act.

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

Mr. Shafran will serve as director until his successor is elected. There are no arrangements or understandings between any prospective director and any other person pursuant to which he or she was selected as a prospective director.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

Exhibit			Filed
Number	Description	Incorporated by Reference to:	Herewith
1	Articles of Incorporation	Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
2	By Laws	Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
3	Amended Articles of Incorporation	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2011
4	Stock Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed on February 11, 2011
5	2011 Equity Incentive Plan	Exhibit 10.2 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
6	Amended Articles of Incorporation	Exhibit 3.4 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
31.1	Certification of Peter Shafran Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Peter Shafran Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VGTel, Inc.

Date: August 20, 2012	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer , Principal Executive Officer

VGTel, Inc.

Date: August 20, 2012	By:	/s/ Peter Shafran
Peter Shafran
Principal Financial Officer

VGTel, Inc.

Date: August 20, 2012	By:	/s/ Peter Shafran
Peter Shafran
Principal Accounting Officer

