Form 10-Q
period 2012-09-30
VGTel, Inc.
filed 2012-11-19
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

VGTEL, INC.

(Exact name of Registrant as specified in its charter)

New York	000-52983	01-0671426
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

400 Rella Blvd., Suite 174
Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)
(845) 368-0110
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

VGTel, Inc. had issued 19,774,100 common shares outstanding as of November 14, 2012.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I- FINANCIAL INFORMATION

VGTel, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30,	March 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,988	$714

Total Current Assets	$9,988	714

Property and equipment, net of accumulated depreciation of $0	37,500	35,000

Total Assets	$47,488	$35,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	452,986	746,116
Accounts Payable to Related Parties	25,000	102,751
Derivative Liability	131,574	-
Short Term Debt, net of discount	70,300	92,595

Total Current Liabilities	679,860	941,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued
Common Stock, $.0001 par value , Authorized 200,000,000 shares issued & outstanding 19,774,100 and 15,413,387 as of September 30, 2012 and March 31, 2012 respectively	1,977	1,541
Additional Paid in Capital	5,239,526	1,789,762
Deficit accumulated since re-entering the development stage on April 1, 2011	(4,949,512)	(1,772,688)
Retained Deficit	(924,363)	(924,363)

Total Stockholders' Equity	(632,372)	(905,748)

Total Liabilities and Stockholders' Equity	47,488	35,714

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Expenses

(Unaudited)

					Accumulated from
	Three Months Ended		Six Months Ended		Inception April 1, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

OPERATING EXPENSES
General and administrative	7,235	259,550	36,048	274,485	106,980
Officers' compensation & rent	22,850	905,833	175,250	905,833	1,117,643
Legal Services	-	-	-	-	240,982
Professional Services- Consulting	9,096	172,528	10,419	518,380	528,800
Loss on Settlement of AP	2,916,128	-	2,916,128	-	2,916,128

Total operating expense	2,955,309	1,337,911	3,137,845	1,698,698	4,910,533

Gain (Loss) on Derivatives	(38,979)	-	(38,979)	-	(38,979)

Net Loss from Continuing Operations	(2,994,288)	(1,337,911)	(3,176,824)	(1,698,698)	(4,949,512)
Net Loss	(2,994,288)	(1,337,911)	(3,176,824)	(1,698,698)	(4,949,512)

Basic and Diluted	(0.18)	(0.11)	(0.20)	(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,647,230	12,547,850	16,152,040	12,397,048

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Accumulated from
	Six Month Ended		Inception April 1, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012
Cash flows from operating activities
Net Income (Loss)	(3,176,824)	(1,698,698)	$(4,949,512)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock Based Compensation	140,000	900,000	1,040,001
Loss on settlement of payables	2,916,128	-	2,916,128
Loss on derivative liability	38,979	-	38,979
Changes in assets and liabilities:
Accounts Payable	15,371	169,060	760,162
Accounts Payable – related parties	7,820	560,133	110,571

Net cash (used) in operating activities	(58,526)	(69,505)	(83,671)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(2,500)	-	(37,500)
Net cash provided (used) by investing activities

Cash flows from financing activities
Proceeds from Shareholders	70,300	67,399	128,300
Net cash provided (used) by financing activities	70,300	67,399	128,300

Net increase (decrease ) in cash	9,274	(2,106)	7,129
Cash and cash equivalents, beginning of period	714	2,859	2,859

Cash and cash equivalents, end of period	9,988	753	9,988

Non-cash transactions:
Reclassification of AP to Debt	-	-	34,595
Reclassification of subscription receivable to APIC	-	-	2,981
Debt discount due to derivative liability	92,595	-	92,595
Shares issued for retirement of AP	394,071	-	394,071

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

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

The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

The Company spun off its prior telemarketing software business in January 2011 in contemplation of a merger with a private operating entity that did not materialize.  The Company re-entered the development stage for reporting purposes beginning April 1, 2011.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss since re-entering the development stage on April 1, 2011 through the period ended September 30, 2012 of $4,910,533. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by Management to be in the best interests of the shareholders.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Law Offices of Bruce W. Minsky, PC (which is affiliated with the Company’s director, Bruce Minsky), provided legal services to the Company in the amount of $7,821.40 for the period ended September 30, 2012, and was owed a total of $85,571 for the period ended September 30, 2012. On September 11, 2012, the Company issued 855,714 shares of common stock to retire the entire outstanding payables of $85,571.

NOTE 4 – SETTLEMENT OF PAYABLES

On September 11, 2012, the Company issued 3,940,714 shares of common stock to three entities to convert a total amount of $394,071 of payables. $308,500 of third party payables and $85,571 of related party payables were converted into shares of common stock. The fair value of these shares totaled $3,310,200 and a $2,916,128 loss on settlement of AP was recorded as of September 30, 2012. $633,228 of the loss on settlement of AP was to related parties, while $2,282,900 was related to third parties.

NOTE 5 - NOTE PAYABLE

During the nine months ended September 30, 2012, the Company borrowed $70,300 from a third party. These loans are non-interest bearing and due on demand. Total notes payable to third parties at September 30, 2012 are $162,895.

NOTE 6 – DERIVATIVE LIABILITIES

The Company issued a $92,595 convertible note on March 23, 2012 and determined that the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with change in fair value recorded in earnings.

The convertible note was not exercisable for six months and only qualified for derivative accounting on September 23, 2012. The initial valuation of the convertible feature resulted in a loss on derivative liability of $23,251, a debt discount to the convertible note of $92,595, and a derivative liability of $115,846. The Company fair valued the convertible feature of the note as of September 30, 2012 and recorded a loss on derivative of $15,728.

NOTE 7 – FAIR VALUE

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820”, which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

• Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.

• Level 2 – inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.

• Level 3 – inputs to the valuation methodology are observable and significant to the fair value.

The following is a reconciliation of the level 3 inputs which were used to determine fair value of the conversion feature of the convertible note discussed in note 6.

Beginning balance April 1, 2012	$0

Initial recognition of derivative	$115,846

Mark to market of debt derivative	$15,728

Derivative as of September 30, 2012	$131,574

The Company’s conversion option was valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These financial instruments do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such investments are typically classified within Level 3 of the fair value hierarchy. The Company determined a fair value for this convertible note using Black Scholes Option Pricing. Significant assumptions used in the valuation include the following:

Dividend yield: 0%

Expected volatility: 124.59% to 127.16%

Risk free rate: 0.14%

Expected Term: 0.48 to 0.50 years

NOTE 8 - STOCKHOLDERS’ EQUITY

On May 9, 2012, 350,000 shares (420,000 shares after the dividend) were issued for services rendered and valued at $140,000. On May 15, 2012, a 20% stock dividend was paid to shareholders. All share amounts in these financials have been revised to retroactively reflect this dividend.

On September 11, 2012, the Company issued 3,940,714 shares of common stock to settle accounts payable to related and third parties in an amount of $394,071. The Company recognized a loss from settlement of debt in amount of $2,916,128 and the fair value of the shares issued totaling $3,310,200 was recorded into additional paid in capital.

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

On January 18, 2006 we  acquired  all  of  the  software and intellectual property assets pertaining to the “VGTel system”, from NYN International,  LLC,  a  technology development company which developed the ‘GMG system’.  These assets were designed to allow us to operate in the ‘voice-over-internet-protocol’ (“VOIP”) sector of the telecommunications industry. Effective February 2006, we ceased to provide Edgarizing services and devoted our full attention to the VOIP services.

In January 2006, we changed our name to VGTel, Inc.  On December 30, 2010, after nearly five years of operating the business relating to the GMG assets with only minimal operations and continued losses, we determined to cease business operations related to the GMG assets and seek to find a suitable business to enter into or to acquire a merger candidate.

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

On June 30, 2011, the Company received a letter (the “Letter”) dated July [sic] 29, 2011 from Lawrence Harris as President of Venture, terminating the Exchange Agreement. The Letter alleged breaches of the Exchange Agreement by us, including the removal of Lawrence Harris as our President on June 28, 2011.   Upon further investigation by our Board of Directors, we determined that issues and disputes existed as to whether the share exchange transaction had closed. We then determined on July 19, 2011, to accept the termination of the Exchange Agreement by Venture pursuant to the Letter.

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

Peter Shafran was brought on as our new Chief Executive Officer, at the end of August 2011. Mr. Shafran has been practicing law for over 28 years. Serving as the Executive Producer of River Spirit Music, he produces and promotes concerts in the Hudson Valley region. Mr. Shafran received a Bachelor of Arts degree in Psychology from SUNY-Binghamton, and his Juris Doctor degree from Hofstra University School of Law.

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

(b) Narrative Description of the Business

Over the first two quarters of the fiscal year, we investigated various potential investments and ventures with the goal of generating revenue including investing in the internet sweepstakes and raffle industry. In March 2012, we purchased from Western Capital Ventures, Inc. its nationwide Distribution Agreement with Visual Entertainment Systems, LLC (VES), a manufacturer, for the distribution of its NetStar Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units. Later that month, we also started purchasing, distributing and installing VES’ Kiosks into designated locations. The purchase and distribution of the Kiosks is expected to establish our entry into one of the hottest growth industries in the country and enhance our entertainment services line of business. As of the close of this quarter, the Company had not yet received revenues from this segment of the Company’s business.

(c) Plan of Operation

(i) Charitable Video Gaming

During this past quarter, the Company had been in negotiations to acquire a company in the charitable video gaming industry. The Ohio-based target company has complete manufacturing capabilities, software licensing for raffle games, distribution and maintenance components in place with staffing and warehousing in Ohio. It also currently enjoys a five-year contract to place charitable video raffle kiosks in participating veterans and fraternal organizations’ locations in Ohio, which will enable the expansion of raffle units and locations to meet and exceed more than 5,000 units in 1500+ locations. Proceeds from these video raffles will benefit the locations and the charities they support. Within the next quarter, we anticipate executing a Letter of Intent with the target company and closing the transaction shortly thereafter. Following this acquisition, we intend to expand similar operations throughout Ohio and into other states where the regulatory and political environments are accommodating. The Company has already started exploring that process in earnest in several other states. (See Part II, Item 5 below)

(ii) Internet Sweepstakes café locations

During the past two quarters, the Company had been in negotiations with several large-scale internet sweepstakes operators in six states within the Northeast, Mid-Atlantic and Southeast regions of the US to acquire existing Internet Sweepstakes café locations. One of those groups operates approximately 250 internet sweepstakes outlets with the desire to triple their reach to more than 750 by the end of this year. Some of those locations would include racetracks with 200-500 units per location. Another group operates 325 units in 21 locations with plans to expand to more than 1200 units in about 75 locations in 2012. Our goal is to acquire existing locations and collaborate with these groups to develop rapid expansion and market penetration. Though we did not enter into any contracts for any of these projects in the fiscal year, we are actively pursuing several of these projects for possible investment in the coming twelve (12) months. We are in the formative phase of development. Our plan is to develop a multi-platform entertainment and media company that will allow us to produce and invest in independent films and stage productions, live concerts and events, online streaming video content and internet sweepstakes gaming. We are developing a model to include several different companies to complement each other and provide vertical as well as horizontal reach across media platforms.

(d) Financing

We had been seeking to raise a minimum of $500,000.00 to pay for our ongoing expenses while investigating opportunities. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to enable us to startup and maintain a business, continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

On March 23, 2012, we entered into a funding agreement with TW Ruban Group, Inc., which provides an advance of $500,000.00 in working capital to be paid in over in installments. The funding agreement is strictly a short-term arrangement to provide working capital while the Company continues to negotiate the funding of $5.0 million of additional capital. On May 22, 2012, we entered into an additional funding agreement with Wise & Wise Inc., which provides an advance of $500,000.00 in working capital to be paid in over in installments. These funding agreements are strictly short-term arrangements to provide working capital while the Company continues to negotiate the funding of $5.0 million of additional capital.

(e) Objectives

We would like to position ourselves as a major player in the charitable video raffle and internet sweepstakes kiosk industries. Capitalizing on our connections to some of the most seasoned, talented and creative people throughout these industries, we are planning acquisitions of companies and products to achieve our goals through the end of 2012 and into 2013.

In addition, we remain committed to position the Company as an active producer and partner in various entertainment vehicles and platforms, including the production of film, stage, music, and online content and the streaming of events live and online. Capitalizing on our connections to some of the most seasoned, talented and creative people throughout the entertainment and finance industries, we are fielding an array of potential offerings with plans to announce a full slate of production projects beginning in 2013.

Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through starting up a new business or a combination with a business in addition to immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

(f) Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and our relative negotiating strength with such promoters.   It is likely that we will require its participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an Acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial cost for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

We presently have no employees apart from our management.  We have several consultants who currently provide services to us. Some of them are compensated for their services through the issuance of our shares to them, which may result in further dilution to our stockholders.  We may hire additional employees, consultants, and recruit senior executive members as officers and directors, which employees may be instrumental in forming a new business or we may acquire another business with a full management team already on board.

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

Other than as discussed above, none of our Officers or our Directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

(h) Available Information

The Company’s web site address is http://360entertainmentandproductions.com. The information contained on the Company’s web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its web site its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the "SEC").

Results of Operations:

Total operating expenses for the three months ended September 30, 2012 was $2,955,309, as compared to $1,337,911 for the three month period that ended September 30, 2011.   During the three months ended September 30, 2012, we had $7,235 in administrative expenses, as compared to $259,550 for the three month period ended September 30, 2011. During the three month period ended September 30, 2012 we had $9,096 in professional services expenses as compared to $172,528 for the three months ended September 30, 2011.   Professional services in 2011 consisted of legal and advisory services generated in connection with the discontinuation of the GMG assets, the failed transaction with Venture, and the restructuring of the Company. During the three months ended September 30, 2012, we had $22,850 in officers’ compensation & rent as compared to $905,833 for the three month period ended September 30, 2011.

The Company reported a net loss for the three month period ended September 30, 2012 of $2,994,288, as compared to $1,337,911 for the three month period ended September 30, 2011.

The Company incurred $2,916,128 in settlement of accounts payable during the three-month period ended September 30, 2012, as compared to $0 in settlement of accounts payable during the three-month period ending September 30, 2011. The Company incurred a $38,979 loss on derivative liabilities during the three-month period ended September 30, 2012, as compared to a $0 loss on derivative liabilities during the three-month period ending September 30, 2011.

Total operating expenses for the six month period ended September 30, 2012 was $3,137,845, as compared to $1,698,698 for the six month period ended September 30, 2011.  During the six month period ended September 30, 2012 we had $36,048 in administrative expenses, as compared to $274,485 for the six month period ended September 30, 2011.   During the six month period ended September 30, 2012 we had $10,419 in professional services expenses, as compared to $518,380 for the six month period ended September 30, 2011. During the six months ended September 30, 2012, we had $175,250 in officers’ compensation & rent as compared to $905,833 for the three month period ended September 30, 2011.

We reported a net loss for the six month period ended September 30, 2012 of $3,176,824, as compared to $1,698,698 for the six month period ended September 30, 2011.

The Company incurred $2,916,128 in settlement of accounts payable during the six-month period ended September 30, 2012, as compared to $0 in settlement of accounts payable during the six-month period ending September 30, 2011. The Company incurred a $38,979 loss on derivative liabilities during the six-month period ended September 30, 2012, as compared to a $0 loss on derivative liabilities during the six-month period ending September 30, 2011.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since re-entering the development stage on April 1, 2011 of $4,949,512 and a net loss for the six month period ended September 30, 2012 of $3,176,824, raising substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of September 30, 2012, the Company had $9,988 in cash, compared to $753 as of September 30, 2011.

Net cash used in operating activities was $58,526 for the three month period ended September 30, 2012, compared to $69,505 for the period ended September 30, 2011.

The company received shareholder loans amounting to $70,300 during the six month periods ended September 30, 2012 as compared to $67,399 during the six month periods ended September 30, 2011.

The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources.   Additional issuances of equity or convertible debt securities will result in dilution to the current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to execute fully our Plan of Operations to expand our business, which could significantly and materially restrict our business operations. If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

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

Item 2 Unregistered Sales of Equity Securities

On September 11, 2012, the Company exchanged 3,940,714 shares of common stock for $394,071.35 of debt owed to Horner & Associates, Law Offices of Bruce W. Minsky, PC and The TW Ruban Group, Inc. These debt conversions were approved by the disinterested members of the Company’s Board of Directors.

The shares of common stock issued in the debt conversions were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering.  Such shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

Item 3 Default Upon Senior Securities

None

Item 4 (Reserved)

None

Item 5. Other Events

None

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

VGTel, Inc.

Date: November 14, 2012	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer , Principal Executive Officer

VGTel, Inc.

Date: November 14, 2012	By:	/s/ Peter Shafran
Peter Shafran
Principal Financial Officer

VGTel, Inc.

Date: November 14, 2012	By:	/s/ Peter Shafran
Peter Shafran
Principal Accounting Officer

