Form 10-Q
period 2012-12-31
VGTel, Inc.
filed 2013-02-14
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

VGTel, Inc. had 21,282,947 shares of common shares outstanding as of February 14, 2013.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I- FINANCIAL INFORMATION

VGTel, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31,	March 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$723	$714

Total Current Assets	$723	714

Property and equipment, net of accumulated depreciation of $0	37,500	35,000

Total Assets	$38,223	$35,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	444,193	746,116
Accounts Payable to Related Parties	25,000	102,751
Short Term Debt	52,500	92,595

Total Current Liabilities	521,693	941,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued
Common Stock, $.0001 par value , Authorized 200,000,000 shares issued & outstanding 21,282,947 and 15,413,387 as of December 31, 2012 and March 31, 2012 respectively	2,128	1,541
Additional Paid in Capital	5,583,454	1,789,762
Deficit accumulated since re-entering the development stage on April 1, 2011	(5,144,689)	(1,772,688)
Retained Deficit	(924,363)	(924,363)

Total Stockholders' Deficit	(483,470)	(905,748)

Total Liabilities and Stockholders' Deficit	38,223	35,714

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Accumulated from
	Three Month Period Ended		Nine Month Period Ended		Inception April 1, 2011 to
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012

OPERATING EXPENSES
General and administrative	10,956	1,563	47,004	276,047	117,936
Officers' Compensation & Rent	18,750	-	194,000	905,833	1,136,393
Loss on settlement of AP	-		2,916,128	-	2,916,128
Professional Services- Consulting	3,265	-	13,684	518,380	773,047
Total operating expenses	32,971	1,563	3,170,816	1,700,260	4,943,504
(Gain)/Loss on Derivatives	(38,979)	-	-	-	-
Interest Expense	201,185	-	201,185	-	201,185
NET LOSS	(195,177)	(1,563)	(3,372,001)	(1,700,260)	(5,144,689)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.01)	$0.00	$(0.19)	$(0.14)

WEIGHTED AVERAGE NUMBER	24,627,061	12,844,589	17,396,705	12,512,953
OF SHARES OUTSTANDING

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended		Accumulated from
			Inception April 1, 2011 to
	December 31, 2012	December 31, 2011	September 30, 2012
Cash flows from operating activities
Net Income (Loss)	(3,372,001)	$(1,700,260)	$(5,144,689)
Adjustments to reconcile net loss to net
cash used by operating activities:
Shares issued for services	140,000	900,000	1,040,001
Loss on settlement of AP	2,916,128	-	2,916,128
Amortization of debt discount	193,195	-	193,195
Changes in assets and liabilities:
Accounts payable	14,567	170,557	759,359
Accounts payable-related parties	7,820	562,135	110,571
Net cash (used) in operating activities	(100,291)	(67,568)	(125,435)

Cash flows from investing activities
Cash paid for purchase of fixed assets	(2,500)	-	(37,500)

Cash flows from financing activities
Proceeds from note payable	102,800	67,399	160,800
Net cash provided (used) by financing activities	102,800	67,399	160,800

Net increase (decrease ) in cash	9	(169)	(2,135)
Cash and cash equivalents, beginning of period	714	2,859	2,859

Cash and cash equivalents, end of period	723	2,690	724

Supplemental disclosures
Reclassification of AP to Debt	-	-	34,595
Reclassification of subscription receivable to APIC	-	-	2,981
Shares issued for retirement of AP	394,072	-	394,072
Shares issued for interest and notes payable	150,885	-	150,884
Debt discount due to BCF	193,195	-	193,195

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim financial statements of VGTel, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 8 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss since re-entering the development stage on April 1, 2011 through the period ended December 31, 2012 of $5,144,689. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – RELATED PARTY TRANSACTIONS

On May 19, 2012, the Company issued 120,000 shares valued at $40,000 for services performed by a related party.

On September 11, 2012, the Company authorized the issuance of 855,714 shares of common stock to retire outstanding related party payables of $85,571.

NOTE 4 – SETTLEMENT OF PAYABLES

On September 11, 2012, the Company issued 3,940,714 shares of common stock to three entities to convert a total amount of $394,072 of payables. $308,500 of third party payables and $85,572 of related party payables were converted into shares of common stock. The fair value of these shares totaled $3,310,200 and a $2,916,128 loss on settlement of AP was to related parties, while $2,282,900 was related to third parties.

NOTE 5 - NOTE PAYABLE

During the nine months ended December 31, 2012, the Company borrowed $102,800 from a third party. The loans bear interest at the rate of 8% and are due on demand. The notes are convertible at an exercise price of $0.10/share. The instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features The Company determined that instruments had an intrinsic value of $193,195, which was recorded into interest expense and APIC as of December 31, 2012.

During the nine months ended December 31, 2012, $150,884 of accrued interest and notes payable were converted into 1,508,846 shares of common stock. As of December 31, 2012, there is a total of $52,500 of notes payable outstanding.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On May 9, 2012, 350,000 shares (420,000 shares after the dividend) were issued for services rendered and valued at $140,000.

On May 15, 2012, a 20% stock dividend was paid to shareholders. All share amounts in these financials have been revised to retroactively reflect this dividend.

On September 11, 2012, the Company issued 3,940,714 shares of common stock to settle accounts payable to related and third parties in an amount of $394,072. The Company recognized a loss from settlement of debt in amount of $2,916,128 and the fair value of the shares totaling $3,310,200 was recorded into APIC.

On December 25, 2012, the Company issued 1,508,846 shares of common stock to settle $150,884 of notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

A. Corporate History and Background

We were (formerly known as Tribeka Tek, Inc.) organized on February 5, 2002 under the laws of the State of New York as Tribeka Tek, Inc., and engaged in the business of providing Edgarizing services for publicly traded companies, including assisting filings through the Edgar system.

On January 18, 2006, we acquired all of the software and intellectual property assets pertaining to the “VGTel system”, from NYN International, LLC, a technology development company which developed the ‘GMG system’.  These assets were designed to allow us to operate in the ‘voice-over-internet-protocol’ (“VOIP”) sector of the telecommunications industry. Effective February 2006, we ceased to provide Edgarizing services and devoted our full attention to the VOIP services.

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

Pursuant to the Stock Purchase Agreement at or prior to the Closing Date, the GMG intellectual properties, products, assets, the VGTel name and business was spun out from us to Ron Kallus and Israel Hason in exchange for the following:

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

(b) Narrative Description of the Business

Throughout this and the previous fiscal year, we have investigated various potential investments and ventures with the goal of generating revenue including investing in the internet sweepstakes and raffle industry. In March 2012, we purchased (from Western Capital Ventures, Inc.) a nationwide Distribution Agreement with Visual Entertainment Systems, LLC (VES), a manufacturer, for the distribution of its NetStar Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units. Later that month, we also started purchasing, distributing and installing VES’ Kiosks into designated locations. The purchase and distribution of the Kiosks is expected to establish our entry into one of the hottest growth industries in the country and enhance our entertainment services line of business. As of the close of this quarter, the Company had not yet received revenues from this segment of the Company’s business.

(c) Plan of Operation

    (i) Charitable Video Gaming

On October 10, 2012, we executed a Letter of Intent (“LOI”) with a company in the charitable video gaming industry with respect to a proposed acquisition in that company. The Ohio-based target company has complete manufacturing capabilities, software licensing for raffle games, distribution and maintenance components in place with staffing and warehousing in Ohio. It also currently enjoys a five-year contract to place charitable video raffle kiosks in participating veterans and fraternal organizations’ locations in Ohio, which will enable the expansion of raffle units and locations to meet and exceed more than 5,000 units in 1500+ locations. Proceeds from these video raffles will benefit the locations and the charities they support. We anticipate closing the transaction within the next quarter.

(d) Financing

We had been seeking to raise a minimum of $500,000 to pay for our ongoing expenses while investigating opportunities. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to enable us to startup and maintain a business, continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

On March 23, 2012, we entered into a funding agreement with a third party, which provides an advance of $500,000 in working capital to be paid in over in installments. The funding agreement is strictly a short-term arrangement to provide working capital while the Company continues to negotiate the funding of $5.0 million of additional capital. As of February 6, 2013, the third party has funded $206,000.

On May 22, 2012, we entered into an additional funding agreement with another third party, which provides an advance of $500,000 in working capital to be paid in over in installments.

These funding agreements are strictly short-term arrangements to provide working capital while the Company continues to negotiate the funding of $5.0 million of additional capital.

(e) Objectives

We would like to position ourselves as a major player in the charitable video raffle and internet sweepstakes kiosk industries. Capitalizing on our connections to some of the most seasoned, talented and creative people throughout these industries, we are seeking acquisitions of companies and products to achieve our goals through the end of 2013.

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

Results of Operations:

Total operating expenses for the three months ended December 31, 2012 was $32,971, as compared to $1,563 for the three-month period that ended December 31, 2011. During the three months ended December 31, 2012, we had $18,946 in administrative expenses, as compared to $1,563 for the three-month period that ended December 31, 2011. During the three-month period ended December 31, 2012 we had $3,265 in professional services expenses as compared to $0 for the three months ended December 31, 2011. Professional services in 2011 consisted of legal and advisory services generated in connection with the discontinuation of the GMG assets, the failed transaction with Venture, and the restructuring of the Company.

The Company reported a net loss for the three-month period ended December 31, 2012 of $195,177, as compared to $1,563 for the three month period ended December 31, 2011. The loss of $1,982 during the three-month period ended December 31, 2012 reflects $3,265 in professional and legal fees as compared to $0 for the three-month period ended December 31, 2011.

The Company incurred $201,185 of interest expense during the three-month period ended December 31, 2012, as compared to $0 in interest expense during the three-month period ending December 31, 2011.

Total operating expenses for the nine-month period ended December 31, 2012 was $3,170,816, as compared to $1,700,260 for the nine month period ended December 31, 2011.  During the nine-month period ended December 31, 2012 we had $54,994 in administrative expenses, as compared to $276,047 for the nine-month period ended December 31, 2011. During the nine-month period ended December 31, 2012 we had $13,684 in professional and legal fees, as compared to $276,047 for the nine-month period ended December 31, 2011.

We reported a net loss for the nine-month period ended December 31, 2012 of $3,372,001, as compared to $1,700,260 for the nine month period ended December 31, 2011. The Company incurred $201,185 of interest expense during the nine-month period ended December 31, 2012, as compared to $0 in interest expense during the nine-month period ending December 31, 2011.

The Company incurred $2,906,128 in settlement of accounts payable during the nine-month period ended December 31, 2012, as compared to $0 in settlement of accounts payable during the nine-month period ending December 31, 2011.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since reentering the development stage on April 1, 2011 of $5,144,689 and a net loss for the nine-month period ended December 31, 2012 of $3,372,001, raising substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of December 31, 2012, the Company had $723 in cash, compared to $2,690 as of December 31, 2011.

Net cash used in operating activities was $100,290 for the nine month period ended December 31, 2012, compared to $67,568 for the period ended December 31, 2011.

Net cash used in investing activities was $2,500 for the nine month period ended December 31, 2012, compared to $0 for the period ended December 31, 2011.

The company received shareholder loans amounting to $102,800 during the nine-month period ended December 31, 2012 as compared to $67,399 during the six-month period ended December 31, 2011.

The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. Additional issuances of equity or convertible debt securities will result in dilution to the current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to execute fully our Plan of Operations to expand our business, which could significantly and materially restrict our business operations. If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

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

ITEM 1. Legal Proceedings

None

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

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

VGTel, Inc.

Date: February 14, 2013	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

