Form 10-K
period 2013-03-31
VGTel, Inc.
filed 2013-07-01
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-52983

VGTEL, INC.

(Exact name of registrant as specified in its charter)

New York	01-0671426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Rella Blvd., Suite 174, Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)

360-836-0368

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

The aggregate market value of the 21,042,947 shares of Common Stock held by non-affiliates of the Registrant as of September 30, 2012 (the last business day of its most recently completed second fiscal quarter) based on the average between the bid and asked price of such common equity was, $20,622,088.06.  The Company had 21,282,947 shares of Common Stock outstanding as of June 28, 2013.

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “forecast,” “believe,” “estimate,” “predict,” “propose,” “intend,” “potential,” “continue”, or the negative of these terms, and other similar expressions or comparable terminology are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual  Report. Among the key factors that may have a direct bearing on the company’s operating results are risks and uncertainties described under “risk factors,” including those attributable to our lack of operations and concerns about our ability to raise capital.

As used herein, “VGTel,” “VGTL,” “we,” “our,” the “Company” and similar terms include VGTel, Inc. and its subsidiaries, if any, unless the context indicates otherwise.

ITEM 1: BUSINESS

Overview

Our Company’s mission is to become the leader in the internet sweepstakes gaming industry. VGTel seeks to develop gaming platforms, both as a distributor of software and as a supplier of hardware and equipment, by providing local operators with a suite of products and services, including point-of-sale solutions to help them attract more customers and run their operations more effectively, efficiently and more profitably.

By leveraging the Company’s global relationships, we intend to distribute our products to operators based on their location and demographics throughout North America and in certain International markets. We may also distribute our products through a mobile platform, on iPhones, iPads, Blackberry, Android and Windows devices, as well as through our websites, as the markets permit.

We are a New York corporation, incorporated on February 5, 2002 under the name Tribeka Tek, Inc. In January 2006, we officially changed our name to VGTel, Inc. by filing an amended certificate of incorporation. Our principal executive offices are located at 400 Rella Boulevard, Suite 174, Suffern, New York 10901, and our telephone number at this address is 360-836-0368. Our current website www.360entertainmentandproductions.com and our new website is currently under construction.  Information contained on our website is not a part of this annual report. Our common stock is quoted on OTC Markets under the symbol “VGTL.”

Our Strategy

Our primary objective is to become the industry leader in computer gaming technology. Key elements of our strategy include the following:

Acquire successful technology providers and distributors and cutting-edge software developers.  To build this business, a key part of this strategy is to develop relationships with established local and regional leaders rather than build the business organically. To drive growth, we will need to expand the number of locations within which our equipment can be installed and provide continuously updated software to our operators and end-users. Our efforts will be focused on providing operators and their end-users with a positive experience by offering engaging and stimulating games within a user-friendly platform, targeted placement of our products, high quality customer service and tools to manage operations more effectively. We also provide operators with an array of tools that they can use to run their businesses more efficiently and compete more effectively. We intend to continue to invest heavily in these efforts.

Globalize our platforms and processes. Because our growth and expansion will be accomplished largely through acquisitions, we will probably inherit a host of different technology platforms and business processes. As we reach those milestones, we will develop a program aimed at globalizing our technology platforms and processes, and internal tools aimed at increasing our efficiency.

Grow our active customer base.  As we develop our business, we will need to add new customers at a rate which will offset the loss or inactivation of existing customers, either through regulatory changes or through changes in demographics. As we mature into a more complete business, we will have to focus more of our efforts toward retaining existing customers and expanding our geographic reach. We will do so by delivering high quality customer service and expanding the number and categories of products we offer.

Position ourselves to benefit from, and drive, technological changes that may affect consumer behavior.  As the business continues to grow, we will need to invest significantly in mobile technology in order to capitalize on the growing trend of consumers playing games on their smartphones and tablets. As our customer base matures, we believe our end-users will use mobile platforms not only as a communication and search tool, but also as a connection point for gaming.

Expand with acquisitions and business development partnerships.  We seek to build our core assets from acquisitions of local and regional businesses, to which we can then apply our expertise, resources and brand to scale the business. During 2014, our focus will be expanded to acquire businesses with technology and technology talent that can help us expand our business. We intend to continue to expand our business with acquisitions and business development partnerships.

Distribution

Our primary distribution channels will be through the businesses we acquire, either utilizing the existing sales force or by utilizing our own sales force. We also offer commissions to operators when they refer another operator to VGTel. We expect to continue to leverage affiliate relationships to extend the distribution of our platforms.

We will also use various incentive programs to build brand loyalty, generate traffic to our website and provide operators with incentives to join convert to our platform. We will also publicize our platforms through various social networks, and our notifications will be adapted to the particular format of each of these social networking platforms. Our website and future mobile applications will enable our customers to disseminate the attractiveness of our platform.

Marketing

Marketing will be an important element of our business operations.  Online marketing will consist of search engine marketing, display advertisements, referral programs and affiliate marketing. Our offline marketing programs will include traditional television, billboard and radio advertisements, public relations as well as sponsored events to increase our visibility and build our brand.

Our Customers/Operators

To drive growth over the long term, we will expand the number and variety of gaming products available through our sales force. We will solicit feedback from our customers/operators to ensure their objectives are met and they are satisfied with our services.

Operations

Our business operations will be divided into the following core functions to address the needs of our customers.

Sales Force.  The sales force will be responsible for sales inventory management, packaging, approval and delivery scheduling.  As the business develops, they will use performance historical data to analyze and identify trends and opportunities for revenue improvement.

Operations.  Once a contract is signed, one of our operations representatives will initiate the first of several communications with the customer/operator to schedule delivery and introduce the customer/operator to the equipment, its operation and management system that we provide.  Before the delivery is made, the representative will work with the customer/operator to ascertain that the location is suitable and ready for delivery and will train the staff in anticipation of the equipment being activated. The representative communicates with the customer/operator on the day the delivery is scheduled and again after delivery to support the customer/operator and to address any issues or questions that may arise. We will also offer several tools to help customer/operators manage their operations. These tools include status updates on performance, analytics that measure purchase traffic and demographic information of purchasers, and a return on investment calculator that estimates the return on investment that the customer/operator may receive from the equipment. Each of these tools will be accessible through an online account that is personal to the customer/operator and accessed through our website.

Customer Service.  Our customer service department will be responsible for answering questions from customers.  They will process requests via phone and email. The customer service team will also work with our information technology team to improve the customer experience on the website and mobile applications based on customer feedback.

Technology.  We will employ technology to improve the experience we offer to end-users and customer/operators and enhance the efficiency of our business operations. A component of our strategy is to continue developing and refining our technology.

We will devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. Our technology team will be focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal operations systems.

Competition

A small number of competing companies are in the (estimated) over $16 billion internet sweepstakes industry in the US. As we build our business through acquisition, we will continue to compete with other outfits offering similar products and services. We believe the principal competitive factors in our market include the following:

•

breadth of active customer base and customer/operator relationships;

•

local focus and understanding of local business trends;

•

ability to structure deals to generate positive return on investment for customer/operator; and

•

strength and recognition of brand.

Although we believe we will be able to compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us. Our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we will have initially. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services.

Regulation

The internet sweepstakes business is subject to a number of domestic (and, as we expand internationally, foreign) laws and regulations. As a company in a relatively new and rapidly innovating industry, we are exposed to the risk that many of these laws may evolve, or be interpreted by regulators or in the courts in ways that could materially affect our business. These laws and regulations may involve gaming, taxation, intellectual property, product liability, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payment and point of sale services, employee, merchant and customer privacy and data security.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), as well as the laws of most states, contain provisions governing gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”). Vouchers or other forms of gaming credits may be included within the definition of “gift cards” under many laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to vouchers or other forms of gaming credits as well as warranty requirements. There are also a number of legislative proposals pending before various state legislative bodies and foreign governments that could affect us, and our global operations may be constrained by regulatory regimes and laws in Europe and other jurisdictions outside the United States that may be more restrictive and adversely impact the development and growth of our business.

Various US laws and regulations, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act and the CARD Act impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. These laws and regulations broadly define financial institutions to include money services businesses such as money transmitters, check cashers, and sellers or issuers of stored value. Requirements imposed on financial institutions under these laws include customer identification and verification programs, record retention policies, and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations.

Intellectual Property

We will protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we will also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. In addition, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks or other intellectual property rights and may request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, lawsuits and allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement, and may experience an adverse result, which could impact our business, and/or our operating results.

Employees

As of June 28, 2013, we only have one employee, our Chief Executive Officer.

Available Information

The Company electronically files reports with the SEC. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free of charge through the Company’s website (www.360entertainmentandproductions.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests it.

ITEM 1A: RISK FACTORS

Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. In assessing the risks described below, you should also refer to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements and the related notes in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Risks Related to Our Business

An investment in our securities is highly speculative in nature and involves an extremely high degree of risk.

Our business is difficult to evaluate because we have only begun our operations and currently have no operating history.

As we currently have only minimal operations, minimal revenues and only minimal assets, there is a risk that we will be unable to continue as a going concern and start up a viable business or consummate a business combination.  We spun out our previous business that was not successful.  We have only minimal operations, and no revenues or earnings from operations since the spin-off of our previous business. We have no significant assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until we are successful in either starting up a business or through the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can start up a successful business or consummate a business combination with a profitable business opportunity. We may never be able to identify a suitable business opportunity and or consummate a business combination.

Many of our potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in end-user habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our software and equipment, reduce our market share and adversely impact our gross margin.

There is intense competition for business start-ups and private companies suitable for a merger transaction of the type we contemplate.

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

Our growth depends on the success of our entry into the internet sweepstakes industry as well as the successful development and introduction of innovative new products and line extensions, which face the uncertainty of consumer acceptance and reaction from competitors. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can successfully:

•

develop and fund innovations,

•

obtain locations for our software and gaming units, and

•

anticipate consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in the Company not being the first to market, which could compromise our competitive position.

Our business is subject to regulation in the U.S.

The internet sweepstakes business is subject to extensive regulation both domestically and abroad.  Such regulation applies to most aspects of our software and other gaming units, including their manufacture, labeling, distribution, installation, advertising and operation.  State and local level authorities regulate different aspects of our business.

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

In addition, new or more stringent regulations, or more restrictive interpretations of existing regulations, could have a material adverse impact on our business.  For example, from time to time, various regulatory authorities in the U.S., have sought to regulate or license such gaming activities or have issued a moratorium on the opening of internet sweepstakes cafés. As two examples, the State of Ohio recently instituted a one-year moratorium on the opening of new internet sweepstakes cafes, and just this past April, the State of Florida banned internet sweepstakes cafés.  Similar legislative efforts or otherwise newly enacted adverse regulations, could have a material adverse impact on our business.

A failure of a key information technology system could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, including some which rely on third-party service providers, in order to conduct its business.  These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, shipping products to customers and distributors, processing transactions, summarizing and reporting results of operations, complying with regulatory legal or tax requirements and other processes involved in managing the business.  Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other similar disruptions from unauthorized users.  While the Company will have business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business which may adversely impact the Company’s business.

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

Because we may seek to start up a new business or complete a business combination through a “reverse merger”, following such a transaction, we may not be able to attract the attention of major brokerage firms.

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

At times, our stock is thinly traded, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

In the past the shares of our common stock were not traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  A broader or more active public trading market for our common shares may never develop or, if developed, be sustained, or even that current trading levels will be sustained.  Due to these conditions, you may not be able to sell your shares at or near ask prices or at all.  This risk may increase if more investors attempt to sell stock over a short time period.

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

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB.  This Annual Report on Form 10-K is being filed before the applicable deadline.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have paid dividends on our common stock only once in the past, this past fiscal year, when we declared a 20% stock dividend to our stockholders. However, we do not anticipate that we will declare or pay any dividends in the foreseeable future.  Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates.  You should not purchase our common stock expecting to receive cash dividends. Since we do not anticipate paying future dividends, and there may be limited trading, then you may not have any manner to liquidate or receive any payment on your investment.  Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations.  In addition, because we do not anticipate paying dividends in the future, we may have trouble raising additional funds that could affect our ability to expand business operations.

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

In January 2013, the Law Offices of Bruce W. Minsky, P.C., an entity owned by Bruce Minsky, a director, was issued 855,714 shares of common stock to settle $85,571.35 for legal fees owed by the Company through May 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal Years Ended March 31, 2013 and March 31, 2012 – Loss on settlement of debt.”  The loan settlement terms were based on current market conditions and on the same terms and conditions as the settlement of loans from non-affiliated parties.  Mr. Minsky is the only independent member of our board of directors, under NASDAQ’s independence standards.

As of June 24, 2013, Peter Shafran, our CEO and a director, does not own shares of common stock in the Company.

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

We may incur losses in the future as we expand our business.

We had an accumulated deficit of $5,162,320 as of March 31, 2013. We anticipate that our profitability will be impacted as we continue to invest in our growth, through increased spending in some areas and through accepting a lower percentage of the proceeds from our deals, as we attempt to place our software and equipment in the field. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We are subject to inventory management and order fulfillment risk.

We will have to purchase much of the equipment that we place in the field. The demand for equipment can change for a variety of reasons, including customer preference, quality, and the perceived value from operators obtaining the equipment through us. In addition, this is a new business for us, and therefore we have a limited historical basis upon which to predict demand for the products. If we are unable to adequately predict demand and efficiently manage our inventory, we could either have an excess or a shortage of inventory, either of which would have a material adverse effect on our business.

Purchasing the equipment ourselves prior to its deployment also means that we will be required to fulfill orders on an efficient and cost-effective basis. Our competitors may have significantly larger inventory balances and therefore are able to rely on past experience and economies of scale to optimize their order fulfillment. Delays or inefficiencies in our processes could subject us to additional costs, as well as customer dissatisfaction, which would adversely affect our business.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, many members of our management will be new to our team or will have been recently promoted to new roles. As we become a more mature company, we may find our recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be not be able to manage our business effectively.

We may be subject to additional unexpected regulation, which could increase our costs or otherwise harm our business.

The application of certain laws and regulations to internet sweepstakes is uncertain. In addition, from time to time, we may be notified of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. If we are required to alter our business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability. As we expand into new geographies, we will become subject to additional laws and regulations.

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by greater earnings in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block our emails or access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchant partners and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business will depend on our ability to maintain and scale the network infrastructure necessary to send our emails and operate our websites and remote management systems, and any significant disruption in service on our email infrastructure, websites or systems could result in a loss of customers/operators.

Customers/operators will access our remote management systems through our websites. Our reputation and ability to acquire, retain and serve our customers/operators are dependent upon the reliable performance of our websites and the underlying network infrastructure. As the amount of information shared on our websites continue to grow, we will need an increasing amount of network capacity and computing power. We will have to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our websites. The operation of these systems is expensive and complex and could result in operational failures. In the event that the amount of traffic on our websites grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites, and prevent our customers/operators from accessing our services. A substantial portion of our network infrastructure will be hosted by third party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we would have little control over these providers, which would increase our vulnerability to problems with the services they provide. If we would be unable to maintain or expand our network infrastructure successfully or if we would experience operational failures, we could lose current and potential customers/operators, which could harm our operating results and financial condition.

We may be subject to breaches of our information technology systems, which could harm our relationships with our customers/operators, subject us to negative publicity and litigation, and cause substantial harm to our business.

Our business model will require us to obtain confidential information about our customers/operators and end-users, including names, email addresses and bank account, credit card and other payment account information. Because of the amount of information that we would store, we would be at an increased risk of attacks on our system, notwithstanding the fact that we would have invested heavily in systems to protect such information.

Like other internet-based businesses, we would use encryption and authentication technology to help provide the security and authentication to effectively secure transmission of confidential information, including credit card numbers. While these techniques are effective in maintaining confidentiality, we cannot guarantee that this would prevent all potential breaches of our system, including by means of technologies developed to bypass these securities measures. In addition, outside parties may attempt to fraudulently induce employees or customers/operators to disclose sensitive information in order to gain access to our information or our customers’/operators’ information.

Because the techniques used to gain access to, or sabotage, systems often are not recognized until launched against a target, we may be unable to anticipate the correct methods necessary to defend against these types of attacks. Any breach, or the perceived threat of a breach, could cause our customers/operators to cease doing business with us, subject us to lawsuits, regulatory fines or other action or liability, which would harm our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

As we develop our business, we would regard our customers/operators list, trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, merchant lists, sales methodology and similar intellectual property as critical to our success, and we would rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our products are made available. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we would do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademark in some countries.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our intellectual property rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We may be subject to lawsuits and disputes related to our intellectual property and service offerings. The costs of engaging in such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.

We may expect to be subject to third party claims that we infringe on others’ proprietary rights or trademarks in the future. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Our business will depend on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of customers and operators will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we will have developed will significantly contribute to the success of our business. We also believe that maintaining and enhancing our brand will be critical to expanding our base of customers and operators. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be an industry leader and to continue to provide reliable, trustworthy and high quality products and services, which we may not do successfully.

The internet sweepstakes industry receives a fairly high degree of media coverage. Unfavorable publicity or public perception of our websites, practices or service offerings, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of customers/operators we attract and maintain, their loyalty and the number and variety of products and services we offer. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.

Our strategy has been based on acquiring a number of companies. We expect to continue to evaluate, consider and potentially consummate a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and minority investments. We may not realize the anticipated benefits of any or all of our acquisitions and investments, or we may not realize them in the timeframe expected. In addition, the integration of an acquisition could divert management’s time and the company’s resources. If we pay for an acquisition or a minority investment in cash, it would reduce our cash available for operations or cause us to incur debt, and if we pay with our stock, it could be dilutive to our stockholders. Additionally, we may not have the ability to exert control over our joint ventures and minority investments, and therefore we would be dependent on others in order to realize their potential benefits.

We will be subject to payments-related risks.

Our business model includes our acceptance of payments primarily through ACH debits. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. We may also be subject to requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines, and our business and operating results could be adversely affected.

We may also be subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include our operations.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we will be a financial institution subject to these laws and regulations based, in part, upon the characteristics of our business. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. In the event that this proposal is adopted as proposed, it is possible that our company could be considered a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income.

We will continue to incur significant costs as a result of being a public company.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, the Public Company Accounting Oversight Board and the exchange on which our common stock is quoted, impose additional reporting and other obligations on public companies. Compliance with these public company requirements increases our costs and makes some activities more time-consuming. In connection with the preparation of our financial statements for the year ended March 31, 2012, our independent registered accounting firm identified a material weakness because of certain deficiencies involving internal controls. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for that reporting period. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. The additional reporting and other obligations imposed on us by these rules and regulations have increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is highly volatile

Our common stock began trading on the OTCQB Market on February 14, 2011 and since that date has fluctuated from a high of $14.00 per share to a low of $.15 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. Among the factors that could affect our stock price are:

•

our earnings announcements, including any financial projections that we may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections or projections made by research analysts;

•

the amount of shares of our common stock that are available for sale;

•

the relative success of competitive products or services;

•

the public’s response to press releases or other public announcements by us or others, including our filings with the SEC and announcements relating to litigation;

•

speculation about our business in the press or the investment community;

•

future sales of our common stock by our significant stockholders, officers and directors;

•

changes in our capital structure, such as future issuances of debt or equity securities;

•

our entry into new markets;

•

regulatory developments in the United States or foreign countries;

•

strategic actions by us or our competitors, such as acquisitions, joint ventures or restructuring; and

•

changes in accounting principles.

We expect the stock price volatility to continue for the foreseeable future as a result of these and other factors.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

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

We believe that our properties are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3: LEGAL PROCEEDINGS

Based on current knowledge, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator, under the symbol “VGTL” since February 14, 2011.  Prior to that time, there was no public market for our common stock. The table below sets forth the high and low prices for our common stock as reported by OTCQB for each full quarterly period within the two most recent fiscal years.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

FY 2011	High	Low
First Quarter (April.1 – June 30)	$14.00	$2.25
Second Quarter (July 1 – Sept. 30)	$5.15	$0.25
Third Quarter (Sept. 1 – Dec. 31)	$1.10	$0.15
FY 2012	High	Low
Fourth Quarter (Jan. 1 – Mar. 31)	$0.74	$0.20
First Quarter (Apr. 1 – June 30)	$0.76	$0.33
Second Quarter (July 1 – Sept. 30)	$1.13	$0.54
Third Quarter (Sept. 1 – Dec. 31)	$1.03	$0.53
FY 2013	High	Low
Fourth Quarter (Jan. 1 – Mar. 31)	$0.845	$0.25

Holders

As of June 13, 2013, there were 258 holders of record of our common stock, excluding shareholders whose shares are held at brokerage firms through the DTC system.

Dividend Policy

We currently do not anticipate paying dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

2011 Equity Incentive Plan

In the previous fiscal year, the Board of Directors voted to authorize the 2011 Equity Incentive Plan. No grants or awards have been made pursuant to the plan as of March 31, 2013.

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

ITEM 6: SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report.

Overview

Our mission is to be the leader in the internet sweepstakes industry. As part of that vision, we intend to acquire businesses that operate in the industry as software developers, software providers, equipment installers, distributors and operators, to provide customers internet sweepstakes software, equipment and service. Traditionally, our competitors have served local or regional areas, or have only provided equipment installations and operations. By acquiring software developers and equipment distributors and operators, VGTel will try to build a nationwide provider of cutting-edge internet sweepstakes games and the best equipment to local operators.

Our revenue from this business will primarily come from an agreed upon portion of the internet access fees paid to the customers/operators, net any credits given to the end-users, and any applicable taxes.  We generated minimal revenues during the year ended March 31, 2013 and none for the prior year.

We have an accumulated deficit of $5,162,320 as of March 31, 2013.

Recent History

At the end of our last fiscal year, we acquired a nationwide distribution agreement for the distribution of Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units, and completed negotiations to directly purchase, distribute and install Internet Kiosks into designated locations. The purchase and distribution of the kiosks was expected to establish our entry into the internet gaming industry. Unfortunately, the kiosks did not meet our expectations and we decided not to pursue that line of business. However, as a result of that first exploration into the internet sweepstakes industry, we were introduced to other operators and manufacturers in the industry.

In our third quarter, we executed a Letter of Intent (“LOI”) with a company in the charitable video gaming industry with respect to a proposed acquisition in that company. The target company had manufacturing capabilities, software licensing for raffle games, distribution and maintenance components in place with staffing and warehousing. It also claimed to have a five-year contract to place charitable video raffle kiosks in participating veterans and fraternal organizations’ locations in Ohio, which would enable the expansion of raffle units and locations to meet and exceed more than 5,000 units in 1500+ locations.  We anticipated closing the transaction within the fourth quarter but the target company was unable to meet the conditions of the contract and the transaction was terminated.

In the fourth quarter, we executed an agreement to acquire another business in the internet sweepstakes company. The target company had distribution and maintenance components in place with staffing and warehousing.  We anticipated closing the transaction within the first quarter of our next fiscal year but the target company was unable to meet the conditions of the contract and the transaction was terminated.

We are currently in negotiations with another company to acquire its business with the goal of completing the transaction by the third quarter of our fiscal year.

Outlook

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through our penetration into the Internet gaming industry.  Looking forward, we expect the conditions to compete within the Internet gaming industry conditions to be highly challenging. While the national marketplace in which we operate is highly competitive, the Company continues to experience heightened competitive activity in certain markets from other larger manufacturers and distributors, many, if not all, of which have greater resources than we do. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

The Company believes it is well prepared to meet the challenges ahead due to its experience operating in challenging environments and continued focus on the Company’s recently updated strategic initiatives: engaging to build our brands; market penetration; innovation for growth; and effectiveness and efficiency.

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

During the next 12 months, we anticipate incurring costs related to:

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

Future Financings

We will need to raise a minimum of $500,000 to pay for our ongoing expenses while investigating opportunities.  These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources.  Accordingly, we will require additional financing in order to enable us to startup and maintain a business, continue operations and to repay our liabilities.  There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

On March 23, 2012, we entered into a funding agreement with a third party, which provides an advance of $500,000 in working capital to be paid in installments.  As of March 31, 2013, the third party had funded $206,000.

On May 22, 2012, we entered into an additional funding agreement with another third party, which provides an advance of $500,000 in working capital to be paid in installments. As of March 31, 2013, the third party had not provided any funds.

On March 21, 2013, we entered into an additional funding agreement with a third party, which provides $32,500 in working capital. As of April 5, 2013, the third party had funded $32,500. On May 31, 2013, we entered into an additional funding agreement with the same third party, which provides an additional $32,500 in working capital. As of June 19, 2013, the third party has funded $32,500.

These funding agreements are strictly a short-term arrangement to provide working capital while the Company continues to negotiate the funding of additional capital.

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

Results of Operations

Fiscal Years Ended March 31, 2013 and March 31, 2012

Revenues. Revenues for the fiscal year ending March 31, 2013 was $42,334 compared to $0 for the fiscal year ended March 31, 2012.  The increase in revenues resulted from the search for new business opportunities.

Expenses. Total operating expenses for the fiscal year ended March 31, 2013 was $295,952 as compared to $1,772,688 for the fiscal year ended March 31, 2012 The decrease was attributed to stock based compensation for an aggregate of $140,000 for the period ended March 31, 2013 as compared to $900,001 for the period ending March 31, 2012.   Expenses included General and Administrative expenses of $62,776 for the period ended March 31, 2013 as compared to $70,932 for fiscal year ending March 31, 2012.  Officers Compensation & Rent amounted to $212,750 during the fiscal year ended March 31, 2013 as compared to $942,393 during the fiscal year ended March 31, 2012.

Loss on settlement of debt. The Company incurred a loss on settlement of debt of $2,916,129 for the fiscal year ended March 31, 2013 as compared to $0 in 2012. The Company issued 3,940,714 shares of common stock to settle $394,071 of accounts payable which resulted in the loss on settlement of debt.

Interest Expense. The Company incurred interest expense of $219,885 for the fiscal year ended March 31, 2013 as compared to $0 in 2012. The increase was attributed to the borrowing of an additional $119,300 in short term debt, and the amortization of debt discount of $211,895.

Net loss. The Company reported a net loss for the twelve month period ending March 31, 2013 of $3,389,632 as compared to a net loss of $1,772,688 for the fiscal year period ending March 31, 2012.

Liquidity and Capital Resources:

For the Fiscal Years Ended March 31, 2013 and March 31, 2012.

As of March 31, 2013, the Company had $30,011 in cash as compared to $714 as of March 31, 2012.

Net cash used by operating activities for the fiscal year period ended March 31, 2013 was $87,503 as compared to $25,145 for the fiscal year ended March 31, 2012.

Net cash used by investing activities during fiscal year ending March 31, 2013 was $2,500 as compared to $35,000 for the fiscal year ended March 31, 2012.

Net cash provided by financing activities during fiscal year ending March 31, 2013 was $119,300 as compared to $58,000 for the fiscal year ended March 31, 2012.

See “Future Financings” above with regard to our liquidity requirements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

The Company does not expect any recent account pronouncements to have a significant impact on its financial position or results of operations.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States, or U.S. GAAP, requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expense, and the related disclosures of contingent liabilities on the consolidated financial statements and accompanying notes. In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Recently Issued Accounting Standards

There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

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

•

There is a lack of sufficient staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

•

There is a lack of control processes which provide for multiple levels of supervision and review.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on its evaluation, our Chief Executive Officer (who is also our Chief Financial Officer), concluded that our controls are not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

•

The Company does not have a system of processes to allow for multiple levels of supervision and review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held as of June 28, 2013.  Directors are elected for a period of two years and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

Peter Shafran, Age 55, Chief Executive Officer, Chief Financial Officer, Director.

Peter Shafran was appointed as Chief Executive Officer, Chief Financial Officer and Director on August 26, 2011.

Peter Shafran 400 Rella Blvd., Suite 174 Suffern, NY 10901	Age – 55	Chief Executive Officer, Chief Financial Officer, Director

Peter Shafran was brought on as Chief Executive Officer, Chief Financial Officer and Director on August 26, 2011. Mr. Shafran has been practicing law for over 28 years.  In 1990, he founded the Law Offices of Peter W. Shafran, LLC, where he has practiced law with an emphasis on real estate matters, transactional arrangements, lending representation, and business acquisitions. The firm has offices in New York and New Jersey. Since 2010, Mr. Shafran has also been the Executive Producer of River Spirit Music, producing, promoting and presenting musical shows for venues in the Lower Hudson Valley region. Mr. Shafran received a Bachelor of Arts degree in Psychology from SUNY Binghamton, and his Juris Doctor from Hofstra University School of Law. Based on his professional experience, Mr. Shafran is qualified to serve as Chief Executive Officer and Chief Financial Officer and as a director.

Bruce Minsky, Age 49, Director.

Bruce Minsky, Age 49, was appointed as Director on June 28, 2011.

Bruce Minsky 112 Brick Church Road New Hempstead, NY 10977	Age – 49	Director

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

ITEM 11: EXECUTIVE COMPENSATION

Stock Options/SAR Grants.  On February 24, 2011, our Board of Directors adopted the VGTel 2011 Equity Incentive Plan.  No grants of stock options or stock appreciation rights have been made as of the year ended March 31, 2013.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended March 31, 2013, no named executive officer had unexercised options, stock that has not vested, and equity incentive plan awards.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the years ending March 31, 2012 and March 31, 2013:

Name and Principal Position	Year Ended March 31	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Peter Shafran, CEO	2013	$60,000¹	-	180,000[2] shares @.33/share	-	-	-	-	$120,000[1]
Peter Shafran, CEO	2012	$15,000¹	-	-	-	-	-	-	$15,000¹

1.

This amount represents such officer’s compensation incurred for the fiscal years ended March 31, 2012 and March 31, 2013.

2.

These shares were not issued to Mr. Shafran directly, but were assigned to an entity owned by a family member.

Long-Term Incentive Plans.

DIRECTOR COMPENSATION

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended March 31, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Peter Shafran	0	120,000[1] shares @$.33/share	-	-	-	-	$40,000
Bruce Minsky	0	120,000 shares @$.33/share	-	-	-	-	$40,000

1.

These shares were not issued to Mr. Shafran directly, but were assigned to an entity owned by a family member.

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

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, such stockholder must do so in accordance with the provisions of the Company’s Bylaws.

Employment Agreements

On August 26, 2011, the Board of Directors executed an employment agreement with Peter Shafran.  The Agreement provided a one-year term, and an annual base salary of $60,000, of which the first three payments were deferred for ninety days. Mr. Shafran has been performing his duties since the expiration of the employment agreement under an extension agreement.

Outstanding Equity Awards

None.

Bonuses and Deferred Compensation

The Company does not have any bonus, deferred compensation or retirement plan. Decisions regarding compensation will be determined by our compensation committee once established; our compensation committee will consist of our three independent directors effective until the expiration of the ten-day period following the mailing of the Schedule 14f-1 to the Company’s shareholders.

Compensation of Directors

In May 2012, we implemented a compensation program for our directors, which includes an annual retainer of 60,000 shares to be issued to each Director quarterly. By March 31, 2013, 30,000 shares were issued to our two Directors. There are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee. All compensation matters are approved by the full Board.

Board Leadership Structure and Role on Risk Oversight

As of March 31, 2013, Peter Shafran held the positions as Chief Executive Officer and Director.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s Common Stock as of June 28, 2013 by (1) all directors and executive officers of the Company, individually and collectively as a group, and (2) all stockholders known to the Company to be beneficial owners of more than five percent (5%) of the outstanding Common Stock;

Name and Address of Beneficial Owner	Office	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Peter Shafran 400 Rella Blvd. Montebello, NY 10901	CEO, Director	Common Stock	300,000(1)	1.1
Bruce Minsky 400 Rella Blvd. Montebello, NY 10901	Director	Common Stock	879,714(1)	4.1
Officers and Directors Total		Common Stock	1,179,714	5.2

Sergey Zaprudnov 1407 Lake Shore Drive Columbus, OH 43204	Stockholder	Common Stock	1,541,265	7.24

1.

Includes 300,000 shares of Common Stock held by an entity owned solely by Mr. Shafran’s spouse.

2.

Includes 855,714 shares of Common Stock held by the Law Offices of Bruce W. Minsky, P.C.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDEDNCE

In January 2013, the Law Offices of Bruce W. Minsky, P.C., an entity owned by Bruce Minsky, a director, was issued 855,714 shares of common stock to settle $85,571.35 for legal fees owed by the Company through May 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal Years Ended March 31, 2013 and March 31, 2012 – Loss on settlement of debt.”  The loan settlement terms were based on current market conditions and on the same terms and conditions as the settlement of loans from non-affiliated parties.  Mr. Minsky is the only independent member of our board of directors, under NASDAQ’s independence standards.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees. During the years ended March 31, 2013 and 2012, fees billed by the Company’s auditors, MaloneBailey LLP for services rendered for the audit of our annual financial statements and estimated fees for the audit of our financial statements was $17,500 and $10,090, respectively.

(b) None

(c) None.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
31.1	Certification of Peter Shafran, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Peter Shafran, Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

VGTEL, INC. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2013	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2013	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)

Date: June 28, 2013	By:	/s/ Bruce Minsky
Bruce Minsky
Director

We have filed the following documents as part of the Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

VGTel, Inc.

(A Development Stage Company)

Suffern, New York

We have audited the accompanying balance sheets of VGTel, Inc. (a development stage company) (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended and for the period from April 1, 2011 (inception) through March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel, Inc. as of March 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 28, 2013

VGTEL, INC.

(A Development Stage Company)

Balance Sheets

ASSETS	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$30,011	$714
Total Current Assets	30,011	714

Other assets	37,500	35,000

Total Assets	$67,511	$35,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$428,579	$746,116
Accounts payable to related parties	52,333	102,751
Short term debt	69,000	92,595

Total Current Liabilities	549,912	941,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 200,000,000 shares, issued and outstanding 21,282,947 and 15,413,387 as of March 31, 2013 and 2012	2,129	1,541
Additional paid in capital	5,602,153	1,789,762
Deficit accumulated since re-entering the development stage on April 1, 2011	(5,162,320)	(1,772,688)
Retained Deficit	(924,363)	(924,363)

Total Stockholders’ Deficit	(482,401)	(905,748

Total Liabilities and Stockholders’ Deficit	$67,511	$35,714

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Operations

Years Ended March 31, 2013 and 2012

				Accumulated
	2013	2012		From Inception April 1, 2011 to March 31, 2013

REVENUES	$42,334	$-		$42,334

OPERATING EXPENSES
General and administrative	62,776	70,932		133,708
Officers’ compensation & rent	212,750	942,393		1,155,143
Legal Services	2,860	240,982		243,842
Professional Services - Consulting	17,566	518,381		535,947

Total operating expenses	295,952	1,772,688		2,068,640

Loss on settlement of debt	2,916,129	-		2,916,129
Interest Expense	219,885	-		219,885
NET LOSS FROM CONTINUING OPERATIONS	$(3,389,632)	$(1,772,688)		$(5,162,320)

INCOME (LOSS) PER COMMON SHARE Basic and Diluted
	$(0.18)	$(0.12)	$

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	18,354,956	15,114,371

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

(A Development Stage Company)

Statement of Shareholders Deficit

					Accumulated Deficit
	Common	Stock	Paid-in	(Accumulated	Subscriptions Discontinued
	Shares	Amount	Capital	Deficit)	Receivable		Operations	Totals
Balances - March 31, 2010	7,720,680	$772	$367,924	$(420,083)	$-	$		$(51,387)

Officers’ compensation & rent charged for the year	-	-	42,000	-	-		-	42,000

Imputed Interest for Ron Kallus	-	-	1,005	-	-		-	1,005
Sale of assets to related party	-	-	43,952	-	-		-	43,952
Shares cancelled by R Kallus	(1,495,200)	(150)	150	-	-		-	-
Shares cancelled Hyman & Ethel Schwartz	(1,260,092)	(126)	126	-	-		-	-
Warrants Exercised	8,328,000	833	6,107	-	(2,981)		-	3,959
Warrant Exercise Price valuation	-	-	124,024	-	-		-	124,024
Contributed Capital - The Hyett Ltd. loan write-off	-	-	16,000	-	-		-	16,000
Shares issued for services rendered	1,399,999	140	291,526	-	-		-	291,666
Net loss	-	-	-	(504,280)	-			(504,280)

Balances - March 31, 2011	14,693,387	1,469	892,814	(924,363)	(2,981)			(33,061)

Adjustment of deficit prior to inception	-	-	-	924,363	-		(924,363)	-

Shares issued for services rendered	720,000	72	899,929	-	-		-	900,001

Subscriptions receivable reclassed to APIC	-	-	(2,981)	-	2,981		-	-

Net loss	-	-	-	(1,772,688)	-		-	(1,772,688)

Balances - March 31, 2012	15,413,387	1,541	1,789,762	(1,772,688)	-		(924,363)	(905,748)

Shares issued for services	420,000	42	139,958	-	-		-	140,000

Shares issued for settlement of account payables	3,940,714	395	3,309,805	-	-		-	3,310,200

Shares issued for the conversion of debt	1,508,846	151	150,733	-	-		-	150,884

Debt discount from beneficial conversion feature	-	-	211,895	-	-		-	211,895

Net loss	-	-	-	(3,389,632)	-		-	(3,389,632)

Balances – March 31, 2013	21,282,947	$2,129	$5,602,153	$(5,162,320)	$-		$(924,363)	$(482,401)

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

(A Development Stage Company)

Statements of Cash Flows

Years Ended March 31, 2013 and 2012

	March 31, 2013	March 31, 2012	Accumulated from Inception April 1, 2011 to March 31, 2013

Cash flows from operating activities
Net Income (Loss)	$(3,389,632)	$(1,772,688)	$(5,162,320)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	211,895	-	211,895
Loss on settlement of debt	2,916,129	-	2,916,129
Issuance for common stock for services rendered	140,000	900,001	1,040,001
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Accounts payable	(1,048)	744,791	743,743
Accounts payable – related party	35,153	102,751	137,904
Net cash used in operating activities	(87,503)	(25,145)	(112,648)

Cash flows from investing activities
Cash paid for purchase of other assets	(2,500)	(35,000)	(37,500)
Cash used in investing activities	(2,500)	(35,000)	(37,500)

Cash flows from financing activities
Proceeds from debt	119,300	58,000	177,300
Cash provided by financing activities	119,300	58,000	177,300

Net increase (decrease ) in cash	29,297	(2,145)	27,152

Cash and cash equivalents, beginning of period	714	2,859	2,859

Cash and cash equivalents, end of period	$30,011	$714	$30,011

Supplemental disclosures
Cash paid for interest and income taxes	$-	$-	$-

Noncash investing and financing activities:
Debt discount due to beneficial conversion feature of short term debt	$211,895	$-	$211,895
Common stock issued for accounts payable	$394,071	$-	$394,071
Common stock issued for short term debt and accrued interest	$150,884	$-	$150,884
Reclassification of subscription receivable to APIC	$-	$2,981	$2,981
Reclassification of AP to debt	$-	$34,595	$34,595

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

VGTel Inc. (the “Company”) was organized on February 5, 2002 in New York. We are considered a development stage company since ceasing our previous operations in early 2011.

On March 7, 2012, we executed an agreement with Western Capital Ventures, Inc. (WCV) to purchase its nationwide Distribution Agreement with Visual Entertainment Systems, LLC (VES), a manufacturer, for the distribution of its NetStar Internet Kiosks - arcade style sweepstake gaming systems, software and hardware units. On March 15, 2012, we also completed negotiations with VES to directly purchase, distribute and install its NetStar Internet Kiosks into designated locations.  As of the close of this fiscal year, the Company had not yet received revenues from this segment of the Company’s business.  As the kiosks did not meet our expectations, we decided not to pursue that line of business.

In our third quarter, we executed a Letter of Intent (“LOI”) with a company in the charitable video gaming industry with respect to a proposed acquisition in that company. The target company had manufacturing capabilities, software licensing for raffle games, distribution and maintenance components in place with staffing and warehousing. It also claimed to have a five-year contract to place charitable video raffle kiosks in participating veterans and fraternal organizations’ locations in Ohio, which would enable the expansion of raffle units and locations to meet and exceed more than 5,000 units in 1500+ locations.  We anticipated closing the transaction within the fourth quarter but the target company was unable to meet the conditions of the contract and the transaction was terminated. During the period of our involvement, we netted $42,334 in excess of payments for expenses and that amount is shown as revenue.

In the fourth quarter, we executed an agreement to acquire another business in the internet sweepstakes company. The target company had distribution and maintenance components in place with staffing and warehousing.  We anticipated closing the transaction within the first quarter of our next fiscal year but the target company was unable to meet the conditions of the contract and the transaction was terminated.

NOTE 2 – GOING CONCERN

As a result of the termination of the Exchange Agreement prior to closing, we remained a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and had been seeking appropriate business opportunities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring net losses and a working capital deficit as of March 31, 2013 and 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2013 and 2012, there was no impairment of long-lived assets due to the minimal value of such assets.

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

Revenue and Cost Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.   During the fiscal year 2013, the Company recognized revenues of $42,334. The Company temporarily took over the operations of another entity and operated its internet sweepstakes and gaming machines. The Company received excess proceeds of $42,334 over what was invested into the entity and has discontinued that customer contract as of March 31, 2013.  The Company is actively pursuing other similar contracts.

Recent Accounting Pronouncements

The Company does not expect any recent account pronouncements to have a significant impact on its financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

There is a $52,333 related party payable owed to an Officer as of March 31, 2013.

On September 11, 2012, the Company issued 855,714 shares of common stock to retire outstanding related party payables of $85,571.

NOTE 5 – NOTE PAYABLE

During the year ended March 31, 2013, the Company borrowed $119,300 of short term debt that was due on demand, carried an interest rate of 8% per annum, and is convertible into shares of common stock at $0.10 per share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that derivative accounting does not apply. The Company also analyzed the instruments under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined that the short term debt had an intrinsic value of $211,895, which was recorded into interest expense and APIC as of March 31, 2013.

During the year ended March 31, 2013, short term debt holders converted $150,884 of short term debt and accrued interest into common shares.

During the years ended March 31, 2013 and 2012, the Company had a short term debt balance of $69,000 and $92,595, respectively.

NOTE 6 – INCOME TAXES

The total net operating loss carryforward as of March 31, 2013 was $1,096,183, which expires in the years 2027 - 2032. The Company has recorded a full valuation allowance for its deferred tax assets as of March 31, 2013 and 2012.  Deferred taxes are calculated at a 34% rate:

	2013	2012

Deferred tax assets	$372,702	$331,356
Less: valuation allowance	(372,702)	(331,356)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for its current office space and will pay $1,250 per month through August 31, 2013, and will then pay $1,400 per month through April 30, 2014.

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the twelve months ended March 31, 2013, a total of 420,000 shares valued at $140,000 were issued to individuals for services provided. The entire fair value was recorded to expense during that same period.

During the twelve months ended March 31, 2013, 3,940,714 shares were issued to settle $394,071 of accounts payable. These shares were fair valued at $3,310,200, resulting in a $2,916,129 loss on settlement of debt.

During the twelve months ended March 31, 2013, 1,508,846 shares were issued to settle $150,884 of short term debt and accrued interest.

NOTE 9 – SUBSEQUENT EVENTS

The Company entered into two convertible promissory note agreements totaling $65,000. These notes are due on December 26, 2013 and March 3, 2014. The notes incur interest at a rate of 8% per annum, and are convertible 180 days following the issuance date of the note at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day periods prior to the conversion date.