Form 10-Q
period 2013-06-30
VGTel, Inc.
filed 2013-08-16
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

VGTel, Inc. had 21,282,947 shares of common shares outstanding as of August 14, 2013.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I- FINANCIAL INFORMATION

VGTel, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,599	$30,011

Total Current Assets	6,599	30,011

Property and equipment, net	37,500	37,500

Total Assets	$44,099	$67,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$426,251	$428,579
Accounts Payable to Related Parties	52,333	52,333
Short Term Debt	137,000	69,000

Total Current Liabilities	615,584	549,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued
Common Stock, $.0001 par value , Authorized 200,000,000 shares issued & outstanding 21,282,947 and 21,282,947 as of June 30, 2013 and March 31,2013 respectively	2,129	2,129
Additional Paid in Capital	5,602,153	5,602,153
Deficit accumulated since re-entering the development stage on April 1, 2011	(5,251,404)	(5,162,320)
Retained Deficit	(924,363)	(924,363)

Total Stockholders' Deficit	(571,485)	(482,401)

Total Liabilities and Stockholders' Deficit	$44,099	$67,511

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Month Period Ended		Accumulated from Inception April 1, 2011 to
	June 30, 2013	June 30, 2012	June 30, 2013
Revenue	3,589	-	45,923

OPERATING EXPENSES
General and administrative	29,425	28,813	163,133
Officers' compensation & rent	22,140	152,400	1,177,283
Professional and legal services	41,108	1,323	284,950
Consulting expenses	-	-	535,947
Total operating expenses	92,673	182,536	2,161,313
Loss on settlement of debt	-	-	2,916,129
Interest expense	-	-	219,885
NET LOSS	(89,084)	(182,536)	(5,251,404)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,282,947	15,651,409

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended		Accumulated from Inception April 1, 2011 to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities
Net (Loss)	(89,084)	(182,536)	(5,251,404)
Adjustments to reconcile net loss to net
cash used by operating activities:
Shares issued for services	-	140,000	1,040,001
Loss on settlement of AP	-	-	2,916,129
Amortization of debt discount	-		211,895
Changes in assets and liabilities:
Accounts payable	(2,328)	(4,274)	741,415
Accounts payable-related parties	-	-	137,904
Net cash (used) in operating activities	(91,412)	(46,810)	(204,060)

Cash flows from investing activities
Cash paid for purchase of fixed assets	-	(2,500)	(37,500)
Net cash (used) in investing activities	-	(2,500)	(37,500)
Cash flows from financing activities
Proceeds from note payable	68,000	50,300	245,300
Net cash provided by financing activities	68,000	50,300	245,300

Net increase (decrease ) in cash	(23,412)	990	3,740
Cash and cash equivalents, beginning of period	30,011	714	2,859

Cash and cash equivalents, end of period	6,599	1,704	6,599

Supplemental disclosures
Reclassification of AP to Debt	-	-	34,595
Reclassification of subscription receivable to APIC	-	-	2,981
Common stock issued for accounts payable	-	-	394,071
Common stock for short term debt and accrued interest	-	-	150,884
Debt discount due to beneficial conversion feature of short term debt	-	-	211,895

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim financial statements of VGTel, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 8 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.  Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss since re-entering the development stage on April 1, 2011 through the period ended June 30, 2013 of $5,251,404.  Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - NOTE PAYABLE – RELATED PARTY TRANSACTIONS

As of June 30, 2013 and March 31, 2013, there is a related party accounts payable balance of $52,333.

NOTE 4 - NOTE PAYABLE

On April 5, 2013 the company issued a convertible promissory note for $32,500 to Asher Enterprises, Inc. The note bears interest at 8% and is due on December 26, 2013. The convertible promissory note is convertible at 58% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period prior to the conversion date after 180 days. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On June 4, 2013 the company issued another convertible promissory note for $32,500 to Asher. The note also bears interest at 8% and is due on March 3, 2014. Same conversion terms and derivatives accounting result as the previous note.

On June 14, 2013, the company borrowed $3,000 from a third party.  The loan bears interest at 8% and is due on demand.  The note is convertible at $0.10/share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that derivative accounting does not apply. The Company also analyzed the instruments under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features noting none.

As of June 30, 2013, there is a total of $137,000 of notes payable outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Report on Form 10-Q contains forward-looking statements, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “forecast,” “believe,” “estimate,” “predict,” “propose,” “intend,” “potential,” “continue”, or the negative of these terms, and other similar expressions or comparable terminology are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Report on Form 10-Q, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual  Report. Among the key factors that may have a direct bearing on the company’s operating results are risks and uncertainties described under “risk factors,” including those attributable to our lack of operations and concerns about our ability to raise capital.

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

We are a New York corporation, incorporated on February 5, 2002 under the name Tribeka Tek, Inc. In January 2006, we officially changed our name to VGTel, Inc. by filing an amended certificate of incorporation. Our principal executive offices are located at 400 Rella Boulevard, Suite 174, Montebello (Suffern), New York 10901, and our telephone number at this address is 360-836-0368. Our current website www.360entertainmentandproductions.com.  Information contained on our website is not a part of this annual report. Our common stock is quoted on OTC Markets under the symbol “VGTL.”

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

Expand with acquisitions and business development partnerships.  We seek to build our core assets from acquisitions of local and regional businesses, to which we can then apply our expertise, resources and brand to scale the business. During 2013 and 2014, our focus will be expanded to acquire businesses with technology and technology talent that can help us expand our business. We intend to continue to expand our business with acquisitions and business development partnerships.

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

Employees

As of August 8, 2013, we only have one employee, our Chief Executive Officer.

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

Results of Operations:

Total operating expenses for the three months ended June 30, 2013 was $92,673, as compared to $182,536, for the three-month period that ended June 30, 2012.  During the three months ended June 30, 2013, we had $29,425 in administrative expenses, as compared to $28,813 for the three-month period that ended June 30, 2012.  During the three-month period ended June 30, 2013 we had $41,108  in professional services expenses as compared to $1,323  for the three months ended June 30, 2012. During the three months ended June 30, 2013, we had $22,140 in officer compensation and rent expense, as compared to $152,400 for the three-month period that ended June 30, 2012.

The Company reported a net loss for the three-month period ended June 30, 2013 of $89,084, as compared to $182,536 for the three month period ended June 30, 2012.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since reentering the development stage on April 1, 2011 of $5,251,404  and a net loss for the three-month period ended June 30, 2013 of $89,084, raising substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources:

As of June 30, 2013, the Company had $6,599 in cash, compared to $30,011 as of March 31, 2013.

Net cash used in operating activities was $91,412 for the three month period ended June 30, 2013, compared to $46,810 for the period ended June 30, 2012.

Net cash used in investing activities was nil for the three month period ended June 30, 2013, compared to $2,500 for the period ended June 30, 2012.

The company received loans amounting to $68,000 during the three-month period ended June 30, 2013 as compared to $50,300 during the three-month period ended June 30, 2012.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Report on Form 10-Q.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

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

PART II    OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.  An investment in the Company’s common stock involves various risks.  When considering an investment in the Company, you should carefully consider all of the risk factors described herein and in the Company’s Annual Report.  These matters specifically identified are not the only risks and uncertainties facing the Company and there may be additional matters that are not known to the Company or that the Company currently considers immaterial.  All of these risks and uncertainties could adversely affect the Company’s business, financial condition or future results and, thus, the value of an investment in the Company.

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

VGTel, Inc.

Date: August 14, 2013	By:	/s/ Peter Shafran
Peter Shafran
Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer