Form 10-Q
period 2013-09-30
VGTel, Inc.
filed 2013-11-12
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of November 8, 2013, there were 21,825,783 shares of Common Stock outstanding.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

INDEX

PART I. FINANCIAL INFORMATION

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances, except as required by the federal securities laws. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “VGTel,” “VGTL,” “we,” “our,” the “Company” and similar terms include VGTel, Inc., unless the context indicates otherwise.

ITEM 1.

FINANCIAL STATEMENTS

VGTel, Inc.

(A Development Stage Company)

Balance Sheets

 (unaudited)

Assets	September 30, 2013	March 31, 2013
Current assets:
Cash and cash equivalents	$605	$30,011
Loan to Digital Gamer Corp.	86,100	-
Total Current Assets	86,705	30,011
Property and equipment, net	-	37,500
Total Assets	$86,705	$67,511

Liabilities and Equity
Current Liabilities:
Accounts Payable	$434,250	$428,579
Accounts Payable to Related Parties	42,833	52,333
Short Term Debt	265,000	69,000
Total current liabilities	742,083	549,912
Commitments And Contingencies

Stockholders' Deficit
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued	-	-
Common Stock, $.0001 par value per share, Authorized 200,000,000 shares issued and outstanding 21,282,947 and 21,282,947 as of September 30, 2013 and March 31, 2013, respectively	2,129	2,129
Additional paid-in Capital	5,605,153	5,602,153
Deficit accumulated since re-entering the development stage on April 1, 2011	(5,338,297)	(5,162,320)
Retained Deficit	(924,363)	(924,363)
Total Stockholders' Deficit	(655,378)	(482,401)
Total Liabilities and Stockholders' Deficit	$86,705	$67,511

The accompanying notes are an integral part of these unaudited financial statements.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Accumulated from Inception – Apr. 1, 2011 to Sept. 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$3,588	$-	$45,922

Operating expenses:
General and administrative	7,245	7,235	36,669	36,048	170,377
Officers' compensation & rent	22,920	22,850	45,060	175,250	1,200,203
Professional, legal and consulting services	8,512	9,096	49,620	10,419	829,409
Depreciation	37,500	37,500	37,500	37,500	37,500
Loss on settlement of debt	-	2,916,128	-	2,916,128	2,916,129
Total operating expenses	76,177	2,955,309	168,849	3,137,845	5,153,618

Loss on derivatives	-	38,979	-	38,979	-
Interest expense	10,716	-	10,716	-	230,601
Net loss	$(86,893)	$(2,994,288)	$(175,977)	$(3,176,824)	$(5,338,297)

Income (loss) per share
Basic and diluted	$(0.00)	$(0.18)	$(0.01)	$(0.20)

Weighted average number of shares outstanding	21,282,947	16,647,230	21,282,947	16,152,040

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,		Accumulated from Inception – April 1, 2011 to
	2013	2012	Sept. 30, 2013

Cash flows from operating activities

Net (Loss)	$(175,977)	$(3,176,824)	$(5,338,297)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	37,500	-	37,500
Shares issued for services	-	140,000	1,040,001
Loss on settlement of AP	-	2,916,128	2,916,129
Loss on derivative liability	-	38,979	-
Amortization of debt discount	3,000	-	214,895
Changes in assets and liabilities:
Accounts payable	5,671	15,371	749,414
Accounts payable-related parties	(9,500)	7,820	128,404
Net cash (used) in operating activities	(139,306)	(58,526)	(251,954)

Cash flows from investing activities
Purchases of property and equipment and capitalized software
Loan to Digital Gamer Corp.	(86,100)	-	(86,100)
Cash paid for purchase of fixed assets	-	(2,500)	(37,500)
Net cash (used) in investing activities	(86,100)	(2,500)	(123,600)

Cash flows from financing activities
Proceeds from note payable	196,000	70,300	373,300
Net cash provided by financing activities	196,000	70,300	373,300

Net increase (decrease) in cash	(29,406)	9,274	(2,254)
Cash and cash equivalents, beginning of period	30,011	714	2,859
Cash and cash equivalents, end of period	$605	$9,988	$605

Supplemental disclosures:
Reclassification of AP to Debt	-	-	34,595
Reclassification of subscription receivable to APIC	-	-	2,981
Common stock issued for accounts payable	-	-	394,071
Common stock for short term debt and accrued interest	-	-	150,884
Debt discount due to derivative liability	-	394,071
Debt discount due to beneficial conversion feature of short term debt	3,000	92,595	214,895

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Information

VGTel, Inc. (the “Company”, “we”, “our”) has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending March 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on July 1, 2013.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed consolidated financial statements and accompanying notes. Estimates are utilized for, but not limited to, stock-based compensation, income taxes, valuation of intangible assets, investments, contingent liabilities and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss since re-entering the development stage on April 1, 2011 through the period ended September 30, 2013 of $5,338,297.  Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – INVESTMENTS

In July 2013, the Company entered into an Investment and Security Agreement with an operator of promotional internet sweepstakes. The Company made a total of $86,100 of advances to the operator during the six months ended September 30, 2013. The advances shall be paid back by the operator on demand, and incurs a late fee of 5% ten days after any payment is due. The advances are subject to all assets of the operator as collateral. The Company will receive an investment royalty equal to 75% of total gross revenues derived from the operator’s operations financed by the advances.

NOTE 4 - NOTES PAYABLE

As of September 30, 2013 and March 31, 2013, there are related party accounts payable balances of $42,833 and $52,333, respectively.

The Company borrowed $196,000 from third party lenders for the six months ended September 30, 2013. $65,000 of these notes are convertible at $0.10 per share, 180 days after the issuance of the note, and contains a reset provision which may decrease the convertible price if any dilutive instruments are issued by the Company. $128,000 of these notes payable are convertible at 58% of the average of the lowest 3 trading day prices in the 10 days prior to conversion of the note. These notes become convertible after 180 days of cash receipt. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

$3,000 of these notes payable are convertible at $0.10 per share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined there was a beneficial conversion feature of $3,000 and has been recorded as a debt discount and amortized into interest expense in its entirety as of September 30, 2013.

As of September 30, 2013, there is a total of $265,000 of notes payable outstanding.

NOTE 5 – SUBSEQUENT EVENTS

The Company issued 542,836 common shares to convert $67,500 of notes payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under "Risk Factors" and elsewhere in this Quarterly Report.

Overview

Our Company’s mission has recently changed towards becoming an investor in or financier to companies operating within the internet sweepstakes industry. VGTel seeks to work with local operators to help them attract more customers, run their operations more effectively, efficiently and profitably and expand their reach into untapped markets.

In July 2013, the Company entered into an investment and security agreement with an operator to finance its business operations that include retail locations that offer for sale internet access time, a real-time promotional sweepstakes product, and a complete copy, fax and print service. That agreement provides for the payment of a percentage royalty of income/revenue derived from the operator’s operations/business. The Company expects to receive its first royalty payment in the next quarter.

We are a New York corporation, incorporated on February 5, 2002 under the name Tribeka Tek, Inc. In January 2006, we officially changed our name to VGTel, Inc. by filing an amended certificate of incorporation. Our principal executive offices are located at 400 Rella Boulevard, Suite 174, Montebello (Suffern), New York 10901, and our telephone number at this address is 360-836-0368. Our current website address is www.360entertainmentandproductions.com.  Information contained on our website is not a part of this report. Our common stock is quoted on OTC Markets under the symbol “VGTL.”

Our Strategy

Our primary objective is to assist local operators succeed and grow their businesses within the internet sweepstakes industry. Key elements of our strategy include the following:

Invest in or acquire successful technology providers, distributors and operators.  To build this business, a key part of this strategy is to develop relationships with established local and regional leaders rather than build the business organically. To drive growth, we will focus on companies seeking to expand the number of locations within which their equipment can be installed and operated. We intend to continue to invest heavily in these efforts.

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

Sales Force.  The sales force will be responsible for targeting companies seeking growth.

Technology.  We will employ technology to improve the experience we offer to our partners and customer/operators and enhance the efficiency of our business operations. A component of our strategy is to continue developing and refining our technology.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Total operating expenses for the three months ended September 30, 2013 was $76,177, as compared to $2,955,309, for the three-month period that ended September 30, 2012.  During the three months ended September 30, 2013, we had $7,245 in administrative expenses, as compared to $7,235 for the three-month period that ended September 30, 2012.  During the three-month period ended September 30, 2013 we had $8,512 in professional services expenses as compared to $9,096 for the three months ended September 30, 2012. During the three months ended September 30, 2013, we had $22,920 in officer compensation and rent expense, as compared to $22,850 for the three-month period that ended September 30, 2012.

The Company reported a net loss for the three-month period ended September 30, 2013 of $86,893, as compared to $2,994,288 for the three month period ended September 30, 2012.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since reentering the development stage on April 1, 2011 of $5,338,297 and a net loss for the three-month period ended September 30, 2013 of $86,893, raising substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Six months ended September 30, 2013 compared to six months ended September 30, 2012

Total operating expenses for the six months ended September 30, 2013 was $168,849, as compared to $3,137,845 for the six-month period that ended September 30, 2012.  During the six months ended September 30, 2013, we had $36,669 in administrative expenses, as compared to $36,048 for the six-month period that ended September 30, 2012.  During the six-month period ended September 30, 2013 we had $49,620 in professional services expenses as compared to $10,419 for the six months ended September 30, 2012. During the six months ended September 30, 2013, we had $45,060 in officer compensation and rent expense, as compared to $175,250 for the six-month period that ended September 30, 2012.

The Company reported a net loss for the six-month period ended September 30, 2013 of $175,977, as compared to $3,176,824 for the six-month period ended September 30, 2012.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since reentering the development stage on April 1, 2011 of $5,338,297 and a net loss for the six-month period ended September 30, 2013 of $175,977, raising substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2013, the Company had $605 in cash, compared to $30,011 as of March 31, 2013.

Net cash used in operating activities was $139,306 for the six month period ended September 30, 2013, compared to $58,526 for the period ended September 30, 2012.

The company received loans amounting to $196,000 during the six-month period ended September 30, 2013 as compared to $70,300 during the six-month period ended September 30, 2012.

The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources.  Additional issuances of equity or convertible securities will result in dilution to the current shareholders.  Further, such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to execute fully our plan of operations to expand our business, which could significantly and materially restrict our business operations.  If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

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

Contractual Obligations and Commitments

With the exception of an investment agreement with an operator to finance its business operations, our contractual obligations and commitments as of September 30, 2013 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Impact of Inflation

Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and six months ended September 30, 2013 and 2012.

Application of Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our  Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expense, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes its critical accounting policies that reflect its more significant estimates and assumptions are policies related to revenue recognition, refunds, goodwill and long-lived assets, income taxes and other-than-temporary impairment.

Recently Issued Accounting Standards

There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Report on Form 10-Q.

Based on this evaluation, our management concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. We have identified the following material weakness of our internal controls:

•

There is a lack of sufficient staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

•

There is a lack of control processes which provide for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.  An investment in the Company’s common stock involves various risks.  When considering an investment in the Company, you should carefully consider all of the risk factors described herein and in the Company’s Annual Report.  These matters specifically identified are not the only risks and uncertainties facing the Company and there may be additional matters that are not known to the Company or that the Company currently considers immaterial.  All of these risks and uncertainties could adversely affect the Company’s business, financial condition or future results and, thus, the value of an investment in the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended September 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER EVENTS

None

ITEM 6.  EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November 2013.

VGTel, Inc.

By: /s/ Neil S. Fogel

Neil S. Fogel

Chief Financial Officer

(principal financial officer)

EXHIBIT INDEX

 TO

QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
3.2	By Laws	Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
3.3	Amended Articles of Incorporation	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2011
10.1	Stock Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed on February 11, 2011
10.2	2011 Equity Incentive Plan	Exhibit 10.2 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
3.4	Amended Articles of Incorporation	Exhibit 3.4 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
3.5	Certificate of Assumed Name dba	Exhibit 3.5 to the Form 8K filed September 1, 2011
10.5	Employment Agreement Peter Shafran	Exhibit 10.4 to the Form 8K filed September 1, 2011
31.1	Certification of Chief Executive Officer, pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X