Form 10-Q
period 2013-12-31
VGTel, Inc.
filed 2014-02-18
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

VGTEL, INC.

(Exact name of Registrant as specified in its charter)

New York	000-52983	01-0671426
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

400 Rella Blvd., Suite 174 Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)
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

As of February 14, 2014, there were 21,904,244 shares of Common Stock outstanding.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION

Forward-Looking Statements

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

As used herein, “VGTel,” “VGTL,” “we,” “our,” the “Company” and similar terms mean VGTel, Inc., unless the context indicates otherwise.

ITEM 1.     FINANCIAL STATEMENTS.

VGTel, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

Assets	December 31, 2013	March 31, 2013
Current assets:
Cash and cash equivalents	$22,463	$30,011
Loans to Digital Gamer Corp. & Ultra HD 4K Project	225,209	-
Total Current Assets	247,672	30,011
Property and equipment, net	-	37,500
Total Assets	$247,672	$67,511

Liabilities and Equity
Current Liabilities:
Accounts Payable	$423,749	$428,579
Accounts Payable to Related Parties	39,333	52,333
Short Term Debt	410,500	69,000
Total current liabilities	873,582	549,912
Commitments And Contingencies

Stockholders' Deficit
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued	-	-
Common Stock, $.0001 par value per share, Authorized 200,000,000 shares issued and outstanding 21,904,244 and 21,282,947 as of December 31, 2013 and March 31, 2013, respectively	2,190	2,129
Additional paid-in Capital	6,679,641	5,602,153
Deficit accumulated since re-entering the development stage on April 1, 2011	(6,383,378)	(5,162,320)
Retained Deficit	(924,363)	(924,363)
Total Stockholders' Deficit	(625,910)	(482,401)
Total Liabilities and Stockholders' Deficit	$247,672	$67,511

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Accumulated from Inception - Apr. 1, 2011 to Dec. 31, 2013
	2013	2012	2013	2012

Revenue	$5,514	$-	$9,101	$-	$51,436

Operating expenses:
General and administrative	25,069	10,956	61,738	47,004	195,446
Officers' compensation & rent	32,420	18,750	77,480	194,000	1,232,623
Professional, legal and consulting services	18,896	3,265	68,515	13,684	848,305
Depreciation			37,500		37,500
Loss on settlement of debt	966,903	-	966,903	2,916,128	3,883,032
Total operating expenses	1,043,288	32,971	1,212,136	3,170,816	6,196,906

Gain on derivatives	-	38,979	-	-	-
Interest expense	7,307	201,185	18,023	201,185	237,908
Net loss	$1,045,081	$195,177	$1,221,058	$3,372,001	$6,383,378

Income (loss) per share
Basic and diluted	$(0.05)	$(0.01)	$(0.06)	$(0.19)

Weighted average number of shares outstanding	21,867,069	24,627,061	21,478,362	17,396,705

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,		Accumulated from Inception - April 1, 2011 to Dec. 31, 2013
	2013	2012
Cash flows from operating activities
Net (Loss)	$(1,221,058)	$(3,372,001)	$(6,383,378)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	37,500	-	37,500
Shares issued for services	-	140,000	1,040,001
Loss on settlement of AP	966,903	2,916,128	3,883,032
Loss on derivative liability	-	-	-
Amortization of debt discount	3,000	193,195	214,895
Changes in assets and liabilities:
Accounts payable	2,816	14,567	746,559
Accounts payable-related parties	(13,000)	7,820	124,904
Net cash (used) in operating activities	(223,839)	(100,291)	(336,487)

Cash flows from investing activities
Purchases of property and equipment and capitalized software	-	-	-
Loan to Digital Gamer Corp. and Ultra HD 4k Project	(225,209)	-	(225,209))
Cash paid for purchase of fixed assets	-	(2,500)	(37,500)
Net cash (used) in investing activities	(225,209)	(2,500)	(262,709)

Cash flows from financing activities
Proceeds from note payable	441,500	102,800	618,800
Net cash provided by financing activities	441,500	102,800	618,800

Net increase (decrease) in cash	(7,548)	9	19,604
Cash and cash equivalents, beginning of period	30,011	714	2,859
Cash and cash equivalents, end of period	$22,463	$723	$22,463

Supplemental disclosures:
Reclassification of AP to Debt	-	-	34,595
Reclassification of subscription receivable to APIC	-	-	2,981
Common stock issued for accounts payable	-	394,072	394,071
Common stock for short term debt and accrued interest	107,646	150,884	258,530
Debt discount due to derivative liability	-	-	-
Debt discount due to beneficial conversion feature of short term debt	3,000	193,195	214,895

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Information

VGTel, Inc. (the “Company”, “we”, or “our”) has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending March 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on July 1, 2013.

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

The Company’s activities to date have been supported by equity financing.  It has sustained a loss from inception of $924,363 from discontinued operations, and a net loss since re-entering the development stage on April 1, 2011 through the period ended December 31, 2013 of $6,383,378.  Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – INVESTMENTS

In July 2013, the Company entered into an Investment and Security Agreement with an operator of internet sweepstakes cafes. The Company made a total of $146,100 of advances to the operator during the nine months ended December 31, 2013. The advances shall be paid back by the operator on demand, and incurs a late fee of 5% ten days after any payment is due. The advances are subject to all assets of the operator as collateral. The Company will receive an investment royalty equal to 75% of total gross revenues derived from the operator’s operations financed by the advances.

In November 2013, the Company entered into the first of a series of agreements with both a production and distribution organization specializing in emerging non-traditional media programming, including, among other things, Giant Screen Films for both large format and digital theaters, and a company engaged in the business of production and post-production of video content for a variety of delivery formats and platforms. The purpose of the agreements are to convert existing films into Ultra High Definition, “4K” or “8K”formats and redistribute the converted films back into the marketplace. The Company has funded and will continue to fund the conversion costs for these series of films in exchange for a share of the distribution opportunities for each film converted. The Company has made a total of $79,109 of advances during the nine months ended December 31, 2013.

NOTE 4 - NOTES PAYABLE

As of December 31, 2013 and March 31, 2013, there were related party accounts payable balances of $39,333 and $52,333, respectively.

The Company borrowed $441,500 from third party lenders for the nine months ended December 31, 2013. $215,000  of these notes are convertible at $0.10 per share, 180 days after the issuance of the note, and contains a reset provision which may decrease the convertible price if the Company issues any dilutive instruments. $223,500 of these notes payable are convertible at 58% of the average of the lowest 3 trading day prices in the 10 days prior to conversion of the note. These notes become convertible after 180 days of cash receipt. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

$3,000 of these notes payable are convertible at $0.10 per share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined there was a beneficial conversion feature of $3,000 and has been recorded as a debt discount and amortized into interest expense in its entirety as of December 31, 2013.

As of December 31, 2013, there was a total of $410,500 of notes payable outstanding.

The Company issued 621,298 common shares to convert $100,000 of notes payable and accrued interest $7,646. The total fair value of these shares issued was $1,074,549 as of the issuance date, and the Company recognized $966,903 for the loss on settlement of debt.

NOTE 5 – SUBSEQUENT EVENTS

In January 2014, the Company issued 32,850 common shares to convert $17,500 of notes payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Our current website address is www.360entertainmentandproductions.com.  Information contained on our website is not a part of this report. Our common stock is quoted on OTCQB, a public marketplace operated by OTC Markets, under the symbol “VGTL.”

Our Company’s mission has recently changed towards becoming an investor in or financier to companies operating within both the internet sweepstakes industry and the film industry.

Internet Sweepstakes Industry. VGTel seeks to work with local operators to help them attract more customers, run their operations more effectively, efficiently and profitably and expand their reach into untapped markets.

In July 2013, the Company entered into an investment and security agreement with an operator to finance its business operations that include retail locations that offer for sale internet access time, a real-time promotional sweepstakes product, and a complete copy, fax and print service. That agreement provides for the payment of a percentage royalty of income/revenue derived from the operator’s operations/business. The Company received $5,514 in royalty payments in this quarter.

Our primary objective in this field is to assist local operators succeed and grow their businesses within the internet sweepstakes industry. Key elements of our strategy include the following:

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

Film Industry. In November 2013, the Company entered into the first of a series of agreements with both a production and distribution organization specializing in emerging non-traditional media programming, including, among other things, Giant Screen Films for both large format and digital theaters, and a company engaged in the business of production and post-production of video content for a variety of delivery formats and platforms. The purposes of the agreements are to convert existing films into Ultra High Definition, “4K” or “8K”formats and redistribute the “upconverted” films back into the marketplace. The Company has funded and will continue to fund the conversion costs for these series of films in exchange for a share of the distribution opportunities for each film upconverted. The Company has made a total of $79,109 of advances under the aforementioned agreements during the nine months ended December 31, 2013.

Our primary objective in this arena is to build a catalogue of upconverted (in UHD , 4K or 8K formats) films to distribute to theaters, museums, aquariums and other large screen format venues, as well as to license these films to other distribution networks including home theaters and other consumer electronic applications and outlets.

Results of Operations

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Total operating expenses for the three months ended December 31, 2013 were $1,043,288, as compared to $32,971, for the three-month period that ended December 31, 2012.  During the three months ended December 31, 2013, we had $25,069 in administrative expenses, as compared to $10,956 for the three-month period that ended December 31, 2012.  During the three-months ended December 31, 2013, we had $18,896 in professional services expenses as compared to $3,265 for the three months ended December 31, 2012. During the three months ended December 31, 2013, we had $32,420 in officer compensation and rent expense, as compared to $18,750 for the three-month period that ended December 31, 2012.

The Company reported a net loss for the three-month period ended December 31, 2013 of $1,045,081, as compared to $195,177 for the three month period ended December 31, 2012.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since reentering the development stage on April 1, 2011 of $6,380,378 and a net loss for the three-month period ended December 31, 2013 of $1,045,081, raising substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012

Total operating expenses for the nine months ended December 31, 2013 were $1,212,136, as compared to $3,170,816 for the nine-month period that ended December 31, 2012.  During the nine months ended December 31, 2013, we had $61,738 in administrative expenses, as compared to $47,004 for the nine-month period that ended December 31, 2012.  During the nine-months ended December 31, 2013, we had $68,515 in professional services expenses as compared to $13,684 for the nine months ended December 31, 2012. During the nine months ended December 31, 2013, we had $77,480 in officer compensation and rent expense, as compared to $194,000 for the nine-month period that ended December 31, 2012.

The Company reported a net loss for the nine-month period ended December 31, 2013 of $1,221,058, as compared to $3,372,001 for the nine-month period ended December 31, 2012.

As reflected in the accompanying financial statements, we had an accumulated deficit of $924,363 from discontinued operations, a deficit accumulated since reentering the development stage on April 1, 2011 of $6,380,378 and a net loss for the nine-month period ended December 31, 2013 of $1,221,058, raising substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2013, the Company had $22,463 in cash, compared to $30,011 as of March 31, 2013.

Net cash used in operating activities was $223,839 for the nine month period ended December 31, 2013, compared to $100,291 for the nine month period ended December 31, 2012.

The Company received loans amounting to $441,500 during the nine-month period ended December 31, 2013 as compared to $102,800 during the nine-month period ended December 31, 2012.

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

Contractual Obligations and Commitments

With the exception of an investment agreement with an operator to finance its business operations and our financing agreement for film conversions, our contractual obligations and commitments as of December 31, 2013 did not materially change from the amounts set forth in our 2013 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Impact of Inflation

Inflation and changing prices did not have a material effect on our business, financial condition or results of operations for the three and nine months ended December 31, 2013 and 2012.

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

Based on this evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. We have identified the following material weakness of our internal controls:

•

There is a lack of sufficient staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

•

There is a lack of control processes which provide for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

In addition to the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, the following should be noted:

History of Low Revenue and Net Losses.  For the three and nine month periods ended December 31, 2013, the Company had unaudited revenue of $5,514 and $9,101, respectively, compared to unaudited revenue of $0 for both of the comparable periods in 2012.  The Company had net losses of $(1,045,081) and $(1,221,058) for the three and nine months ended December 31, 2013, respectively, compared to net losses of $(195,177) and $(3,372,001) for the comparable periods in 2012.  The Company’s total stockholders’ deficit increased to $(625,910) as of December 31, 2013, from $(482,401) as of March 31, 2013.  No assurance can be given that the Company will ever have significant levels of revenue or net income.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Future Need for Available Financing.  The Company intends to meet its long-term liquidity needs through available cash and cash flow, as well as through additional financing from outside sources.  Additional issuances of equity or convertible securities will result in dilution to current stockholders.  Further, such securities might have rights, preferences or privileges senior to the Company’s common stock.  See, e.g., Note 4 to the Notes to Unaudited Financial Statements with regard the Company’s current notes payable.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute fully its plan of operations to expand its business, which could significantly and materially restrict the Company’s business operations.  If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to stockholders is likely to occur which may result in a partial or substantial loss to your investment in the Company’s common stock.  The Company presently does not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with the Company’s plan of operations.  If the Company fails to raise additional funds to execute its expansion plan, it is likely that the Company will not be able to operate as a viable entity and may be forced to go out of business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company borrowed $441,500 from third party lenders for the nine months ended December 31, 2013. $215,000 of these notes are convertible at $0.10 per share, 180 days after the issuance of the note, and contains a reset provision which may decrease the convertible price if the Company issues any dilutive instruments. $235,000 of these notes payable are convertible at 58% of the average of the lowest 3 trading day prices in the 10 days prior to conversion of the note. These notes become convertible after 180 days of cash receipt. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February 2014.

VGTel, Inc.

By:	/s/ Neil S. Fogel
Neil S. Fogel
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
3.2	By Laws	Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, filed May 23, 2006
3.3	Amended Articles of Incorporation	Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2011
3.4	Amended Articles of Incorporation	Exhibit 3.4 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011	X
3.5	Certificate of Assumed Name dba	Exhibit 3.5 to the Form 8K filed September 1, 2011
10.1	Stock Purchase Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8K/A, filed on February 11, 2011
10.2	2011 Equity Incentive Plan	Exhibit 10.2 to the Company’s Form 10-K for the period ending March 31, 2011, filed August 17, 2011
10.5	Employment Agreement Peter Shafran	Exhibit 10.4 to the Form 8K filed September 1, 2011
31.1	Certification of Chief Executive Officer, pursuant Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X