Form 10-K
period 2014-03-31
VGTel, Inc.
filed 2014-07-07
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

.      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-52983

VGTEL, INC.

(Exact name of registrant as specified in its charter)

New York	01-0671426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Rella Blvd., Suite 174, Suffern, NY 10901

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (845) 368-0110

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

.

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No      .

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of September 30, 2013 (the last business day of its most recently completed second fiscal quarter) based on the average between the bid and asked price of such common equity was $32,960,966.

The registrant had 22,778,120 shares of common stock outstanding as of June 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “forecast,” “believe,” “estimate,” “predict,” “propose,” “intend,” “potential,” “continue” or the negative of these terms, and other similar expressions or comparable terminology are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this report, as well as in our consolidated financial statements and related notes, and the other financial information appearing elsewhere in this report and our other filings with the U.S. Securities and Exchange Commission (SEC). Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances, other than as required by the federal securities laws. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this report. Among the key factors that may have a direct bearing on the company’s operating results are risks and uncertainties described under “Risk Factors,” including those attributable to our limited operations and concerns about our ability to raise capital.

As used herein, “VGTel,” “we,” “our,” “us,” the “Company” and similar terms include VGTel, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS.

Overview

VGTel’s mission is to become a leader in multi-platform entertainment. This will initially be accomplished by capitalizing on the current demand for 4K and 8K digital content. Our strategy includes building and operating facilities that house visualization/restoration technology for scanning and converting films into UHD (ultra high definition) digital format and then commercially distributing those films to giant screen format theaters, OEMs and UHD broadcasters. To date, we have converted the following four films: Adrenaline Rush, Alaska: Spirit of the Wild, Amazing Journeys, and Bears. Additionally, we plan to monetize and leverage our scanning facilities by opening them up to the marketplace for other entities seeking scanning and restoration services. In addition, we will develop and produce original 4K and 8K content through newly-formed joint ventures or wholly-owned subsidiaries with independent film makers who have a proven track record, one of which we are currently in talks to acquire.

We are a New York corporation, incorporated on February 5, 2002 under the name Tribeka Tek, Inc. In January 2006, we changed our corporate name to VGTel, Inc. by filing an amended certificate of incorporation. Our principal executive offices are located at 400 Rella Boulevard, Suite 174, Suffern, New York 10901, and our telephone number at this address is (845) 368-0110. Our current website, www.360entertainmentandproductions.com, is being revised to reflect our multi-platform production and entertainment business model.

Information contained on our website is not a part of this report. Our common stock is traded on the OTCQB marketplace under the symbol “VGTL.”

Our Strategy

Our primary objective is to become an industry leader in the multi-platform entertainment industry. Key elements of our strategy include the following:

Capitalize on the demand for 4K and 8K content. Our efforts will be focused on building and operating multiple scanning lines throughout the United States wherein the company will scan (convert) existing 16mm, 35mm and even 70mm content to UHD 4K and 8K formats. These converted movies will be licensed to giant screen theaters, commercial broadcast channels and other media platforms. These scanning lines will also serve to provide a “rights bank” of content with long-lived revenue streams for the company which could meet and exceed ten year revenue cycles from the initial scanned and converted film content. We intend to continue to invest heavily in these efforts.

Monetize and leverage our scanning facilities. In addition to scanning and converting films for VGTel, our facilities will be fully leveraged and optimized by being made available to the broader marketplace for other entities looking to outsource the conversion of their 16mm, 35mm and 70mm films.

Develop and produce original 4K and 8K content. Additionally we plan to develop and produce original 4K and 8K content through newly formed wholly owned subsidiaries and/or joint ventures. This original content will be licensed and distributed to giant screen theaters, broadcast media and commercial ventures such as experiential amusement rides, DVDs and other media.

Expand with acquisitions and business development partnerships. We seek to expand our core assets from acquisitions of local and regional businesses, to which we can then apply our expertise, resources and brand to scale the business. During 2014, our focus will be expanded to acquire businesses with proven track records and technology talent that can help us expand our business.

Distribution

Our primary distribution channels will be through the businesses we acquire, either utilizing the existing sales force or by forming our own direct sales force. We expect to continue to leverage affiliate relationships to extend the distribution of our platforms.

We will also actively leverage our sales force and industry relationships to drive traffic to our scanning facilities for contract revenue and also build relationships with content owners and distributors as we expand our “rights bank” of UHD 4K and 8K content for licensing.

Marketing

Marketing will be an important element of our business operations. Our primary marketing channels will include attending and participating in trade shows, leveraging industry referrals, well coordinated public relations campaigns as well as on-line advertising and traditional off-line advertising.

We are currently in the process of revamping our website to more accurately reflect the services and the products we offer as well as serving as a platform for leveraging marketing automation tools that will allow us to more effectively engage and convert interested prospects.

Our Customers and Operators

To drive growth over the long term, we will expand the number and variety of our services and products available through a sales force. We will solicit feedback from our customers and operators such as distributors, film producers and film owners to ensure their objectives are met and they are satisfied with our services.

Operations

Our business operations will be divided into the following core functions to address the needs of our customers.

Sales Force. Sales will typically be handled through relationships with distributors of film content and distribution companies. Occasionally, there might arise a need to employ sales staff to attend trade shows and film festivals and other events promoting the sales and distribution of films and film content in digital formats. Working through relationships with existing distribution companies means splitting revenue and residuals but allows the company to operate with less overhead.

Operations. Through our wholly-owned subsidiary, Motion Picture Scanning Services, Inc. (“MPSS”), we will operate several scanning facilities throughout the United States and from time to time contract with existing third party scanning facilities in order to fill “large” orders of film conversions to UHD 4K protocol. Some film and other content will require additional services beyond scanning. For example, there are “back end” services such as “dust busting,” alignment, retouching and color enhancements, which will also be services provided by MPSS on a case by case basis. Collectively these services are more commonly referred to as “post production services.” These post production services will require additional time, expertise and of course, cost. Clients will be made aware of the cost of these additional services ahead of time on an a la carte basis. The most efficient way for a company to assess the services required is to receive client content beforehand and “triage” this content to evaluate the condition of the content and arrive at the appropriate service levels, timeframes and price points.

Customer Service. Our customer service department will be responsible for answering questions from customers. They will process requests carefully and individually, as the types and levels of services will run a gamut. Utilizing a “client intake” process to evaluate the content and articulate in writing the recommendations will greatly enhance the customer service experience for our clientele. We would expect relationships to be built and ongoing as often the provider/owner of the content is delivering a small number of their overall library or holdings as in the case of a film studio/production company who might own hundreds/thousands of films but will seek to scan a handful at a time. High quality customer service is even more of a “must” for a company such as ours since the field of customers/clients is relatively small compared to a retail business. The upside is that if the company becomes known for high quality work and customer service, it is likely to have repeat customers for a long time.

Technology. We will employ technology developed and owned by the company and will potentially lead to patents being filed on software developed and processes in place. The company will seek to stay ahead of the competition by adapting hardware and software to meet and exceed the current UHD 4K protocols and the 6K, 8K, 12K and beyond which are yet to come.

We intend to devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. Our technology team will be focused on the design and development of new features and products, as well as maintaining the high quality of resolution and clarity in the content to be scanned.

Competition

Although we believe we will be able to compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us. Our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we will have initially. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. We may also have some advantages through our slight size and “flat organizational development” which will allow us to respond more quickly to changes in the marketplace. As demand shifts to higher resolution protocols or even those yet to be defined, a poised company can adjust accordingly to capture clients and market share as the market shifts and emerges.

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, a number of our potential customers, such as film producers and distributors, are in regulated industries. We cannot predict the impact of future regulations on either our company or our potential customers.

Intellectual Property

We will protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will control access to our proprietary technology by performing the services “in house” and developing our own software protocols and improvements and by filing patent pending where applicable. We believe the current software being put to use has the elements to qualify for a patent pending filing.

In addition, we will also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property.

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

Employees

As of June 25, 2014, our two executive officers perform services as contract, non-employee officers of our company, devoting as much time as needed to lead our company. From time to time, we may utilize other independent consultants to perform specific jobs. We expect, with planned growth, to hire employees in the future.

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

ITEM 1A. RISK FACTORS.

Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. In assessing the risks described below, you should also refer to the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this report.

Risks Related to Our Business

Our business is difficult to evaluate because we have only begun our operations and currently have no operating history.

As we currently have only minimal operations, minimal revenues and only minimal assets, there is a risk that we will be unable to continue as a going concern and start up a viable business or consummate a business combination. We discontinued our investments in previous businesses that were not successful. We have only minimal operations, and minimal revenues and/or earnings from operations since the discontinuation of our previous businesses. We have few significant assets and/or financial resources. We will, in all likelihood, continue to sustain operating expenses without sufficient corresponding revenues, at least until we are successful in expanding our current business or through the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can start up a successful business or consummate a business combination with a profitable business opportunity.

We do not expect to have significant revenues in fiscal 2015.

Our business will not have significant revenues until we expand our current library of content scanned to UHD 4K protocol and distribute those scanned films through licensing agreements. Additionally, the company will have limited revenue from operations until it executes additional contracts with content owners/distributors for films to be scanned to meet the new UHD 4K protocols. Finally, the revenue to be derived from original productions like the one in which VGTL will receive 7.5% of the revenue generated from the film is delayed until completion, editing and distribution of the film which is likely not to be before spring 2015. We are a development stage company and currently have limited revenues from operations. We will not realize significant revenues until we expand the current business or merge with or acquire other successful operating business.

We may incur losses in the future as we expand our business.

We had an accumulated deficit of $8,129,256 as of March 31, 2014. We anticipate that our profitability will be impacted as we continue to invest in our growth, through increased spending in some areas and through hiring the necessary personnel to bring our products and services to market. These efforts may prove more difficult than we currently anticipate, and we may not succeed in realizing the benefits of these efforts in a short time frame, or at all. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue could prevent us from attaining or increasing our profitability. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

The growth of our business depends on the successful development and introduction of innovative new products.

Our growth depends on the success of our MPSS, Inc scanning services and other related services as well as our intended production of original and UHD 4K content. Additional factors impacting the growth of our current business include the continued demand for UHD 4K film content and the scanning services and additional services we can provide to meet that ongoing need.

A failure of a key information technology system could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems in order to conduct its business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, shipping products to customers and distributors, processing transactions, summarizing and reporting results of operations, complying with regulatory legal or tax requirements and other processes involved in managing the business. Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other similar disruptions from unauthorized users. While the Company will have business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business which may adversely impact the Company’s business.

We face potential competitors with significantly greater financial, marketing and other resources who could attract customers away from our offerings.

Many of our potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in end-user habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our offerings, reduce our market share and adversely impact our gross margin.

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

We may become subject to regulations or rules which would adversely affect our operations or ability to consummate a transaction.

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

The loss of key personnel, including key members of management and our marketing, sales, product development and technology personnel could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, many members of our management will be new to our team or will have been recently promoted to new roles. As we become a more mature company, we may find our recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be not be able to manage our business effectively.

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

We are authorized to issue preferred stock, which could be used to prevent a change in control that could otherwise be beneficial to most stockholders.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. There can be no assurance that we will not issue such preferred stock in the future.

At times, our stock is thinly traded, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

In the past, the shares of our common stock were not traded on the OTCQB marketplace, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may never develop or, if developed, be sustained, or even that current trading levels will be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all. This risk may increase if more investors attempt to sell stock over a short time period.

Broker-dealer requirements applicable to “penny stock” may affect our trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC, require broker-dealers dealing in penny stock, such as our shares, to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

The basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, as well as commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB marketplace, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTCQB marketplace must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. This report is being filed before the applicable annual Form 10-K deadline. If we fail to remain current on our reporting requirements, we could be removed from OTCQB trading. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or the SEC, the Public Company Accounting Oversight Board and the exchange on which our common stock is quoted, impose additional reporting and other obligations on public companies. Compliance with these public company requirements increases our costs and makes some activities more time-consuming. In connection with the preparation of our financial statements for the fiscal year ended March 31, 2014, our independent registered accounting firm identified a material weakness because of certain deficiencies involving internal controls. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for that reporting period. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. The additional reporting and other obligations imposed on us by these rules and regulations have increased our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is highly volatile.

Our common stock began trading on the OTCQB marketplace on February 14, 2011 and since that date has fluctuated considerably. During the past 52 weeks, our shares have traded from a high of $1.90 per share to a low of $0.25 per share. We expect that the trading price of our stock will continue to be volatile due to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. Among the factors that could affect our stock price are:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our corporate headquarters is located in leased property at 400 Rella Boulevard, Suite 174, Suffern, NY 10901. The facility we operate is well maintained and adequate for the purpose for which they are intended.

We believe that our properties are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3. LEGAL PROCEEDINGS.

Based on current knowledge, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator, under the symbol “VGTL,” since February 14, 2011. Prior to that time, there was no public market for our common stock. The table below sets forth the high and low prices for our common stock as reported by OTCQB for each full quarterly period within the two most recent fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

FY 2013	High	Low
First Quarter (Apr. 1 – June 30, 2012)	$0.76	$0.33
Second Quarter (July 1 – Sept. 30, 2012)	1.13	0.54
Third Quarter (Oct. 1 – Dec. 31, 2012)	1.03	0.53
Fourth Quarter (Jan. 1 – Mar. 31, 2013)	0.85	0.25

FY 2014
First Quarter (Apr. 1 – June 30, 2013)	$0.57	$0.25
Second Quarter (July 1 – Sept. 30, 2013)	1.80	0.40
Third Quarter (Oct. 1 – Dec. 31, 2013)	1.90	1.05
Fourth Quarter (Jan. 1 – Mar. 31, 2014)	1.20	0.45

FY 2015
First Quarter (Apr. 1 – June 17, 2014)	$0.60	$0.21

On June 17, 2014, the closing price of our shares of common stock, as reported by the OTCQB marketplace, was $0.28 per share.

Holders

As of June 17, 2014, there were 232 holders of record of our common stock, excluding shareholders whose shares are held at brokerage firms through the DTC system.

Dividend Policy

We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

In May 2012, we affected a forward stock split in the form of a 20% common stock dividend to all stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this report.

Overview

Our mission is to be a leader in the multi-platform entertainment industry. As part of that vision, we have both started a company that is scanning and converting films to Ultra-High format and in addition are in the midst of acquiring a film production company. Our revenue from this business will primarily come from an agreed upon licensing agreements, distribution fees, royalties and ticket sales.

We have an accumulated deficit of $8,129,256 as of March 31, 2014.

Recent History

In our third quarter of the fiscal year ended March 31, 2013, we executed a letter of intent with a company in the charitable video gaming industry with respect to a proposed acquisition in that company. The target company had manufacturing capabilities, software licensing for raffle games, distribution and maintenance components in place with staffing and warehousing. It also claimed to have a five-year contract to place charitable video raffle kiosks in participating veterans and fraternal organizations’ locations in Ohio, which would enable the expansion of raffle units and locations to meet and exceed more than 5,000 units in 1500+ locations. We anticipated closing the transaction within the fourth quarter but the target company was unable to meet the conditions of the contract and the transaction was terminated.

In the fourth quarter of the fiscal year ended March 31, 2013, we executed an agreement to acquire another business in the internet sweepstakes company. The target company had distribution and maintenance components in place with staffing and warehousing. We anticipated closing the transaction within the first quarter of our next fiscal year but the target company was unable to meet the conditions of the contract and the transaction was terminated.

In the third and fourth quarters of the fiscal year ended March 31, 2014, we executed agreements to finance and, in turn, receive both a multiple of our investment costs and earn commissions on the distribution of four films scanned to Ultra High Definition. The foregoing agreement has begun to generate revenue in the first quarter of the fiscal year ending March 31, 2015.

In the fourth quarter of the fiscal year ended March 31, 2014, we have established our own subsidiary to scan films to Ultra High Definition for distribution purposes and signed a Memorandum of Understanding to that effect.

In the fourth quarter of the fiscal year ended March 31, 2014, we executed a representative agreement with a distributor which will pay us a commission on the distribution fee.

Outlook

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through the entertainment and production businesses launched this year.

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

We are now currently engaged in business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next 12 months, we anticipate incurring costs related to:

•

Filing of Exchange Act reports, and

•

Costs relating to growing our entertainment and production business.

Financing Transactions

We will need to raise a minimum of $500,000 to pay for our estimated ongoing annual expenses while investigating opportunities. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to enable us to startup and maintain a business, continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

On March 23, 2012, we entered into a funding agreement with a third party, which provides an advance of $500,000 in working capital to be paid in installments. As of March 31, 2014, the third party had funded $374,500. In May 2014, the Company repaid $50,000.

On May 22, 2012, we entered into an additional funding agreement with another third party, which provides an advance of $500,000 in working capital to be paid in installments. As of March 31, 2014, the third party had funded $50,000.

On March 21, 2013, we entered into an additional funding agreement with a third party, which provides $32,500 in working capital. As of April 5, 2013, the third party had funded $32,500. On May 31, 2013, we entered into an additional funding agreement with the same third party, which provides an additional $32,500 in working capital. As of June 19, 2013, the third party has funded $32,500. On August 20, 2013, we entered into an additional funding agreement with the same party, which provides an additional $63,000 in working capital. As of August 29, 2013, the third party has funded $63,000. All of these funding agreements were converted into common stock of the Company during the current fiscal year. On October 3, 2013; November 27, 2013; and January 29, 2014, we entered into funding agreements with the same third party which provides additional $63,000, $32,500 and $37,500, respectively, in working capital.

On March 19, 2014, we entered into an additional funding agreement with a third party, which provides $100,000 in working capital. As of March 19, 2014 the third party had funded $100,000.

On May 14, 2014, we entered into a funding agreement with a third party, which provides $250,000 in working capital. As of May 15, 2014, the third party had funded $125,000.

On May 14, 2014, we entered into a funding agreement with an additional third party, which provides $250,000 in working capital. As of May 16, 2014, the third party had funded $125,000.

Our wholly-owned subsidiary entered into a funding agreement with a third party on March 20, 2014 in the amount of $400,000 in working capital to be paid in installments. As of March 31, 2014, the third party had funded $100,000.

The subsidiary entered into an additional funding agreement with another third party on March 30, 2014 in the amount of $100,000 in working capital. As of March 31, 2014, the third party had funded $10,803. On April 8, 2014, the third party had funded an additional $60,000.

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

Results of Operations

Fiscal Years Ended March 31, 2014 and March 31, 2013

Revenues. Revenues for the fiscal year ended March 31, 2014 were $-0- compared to $42,334 for the fiscal year ended March 31, 2013. The decrease in revenues resulted from the termination of the gaming business initiative.

Expenses. Total operating expenses for the fiscal year ended March 31, 2014 was $434,742 as compared to $295,952 for the fiscal year ended March 31, 2013 The increase is attributed to legal and professional fees for an aggregate of $88,072 for the period ended March 31, 2014 as compared to $20,426 for the period ending March 31, 2013 and loss on disposition of assets of $37,500 for the writedown of the internet kiosks in the period ended March 31, 2014. Expenses included General and Administrative expenses of $209,270 for the period ended March 31, 2014 as compared to $62,776 for fiscal year ending March 31, 2013. Officers Compensation & Rent amounted to $99,900 during the fiscal year ended March 31, 2014 as compared to $212,750during the fiscal year ended March 31, 2013.

Loss on settlement of debt. The Company incurred a loss on settlement of debt of $0 for the fiscal year ended March 31, 2014 as compared to $2,916,129 in 2013. The Company issued 3,940,714 shares of common stock to settle $394,071 of accounts payable which resulted in the loss on settlement of debt.

Loss on conversion of notes payable. The Company incurred losses of $1,419,958 on creditors’ conversion of notes payable for the fiscal year ended March 31, 2014 as compared to $0 in 2013. The Company issued 897,706 shares of common stock in settlement of the notes and the interest thereon.

Interest expense. The Company incurred interest expense of $187,873 for the fiscal year ended March 31, 2014 as compared to $219,885 in 2013.

Net loss. The Company reported a net loss for the twelve month period ended March 31, 2014 of $2,042,573 as compared to a net loss of $3,389,632 for the fiscal year period ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $113,186 in cash as compared to $30,011 as of March 31, 2013.

Net cash used by operating activities for the fiscal year ended March 31, 2014 was $290,933 as compared to $87,503 for the fiscal year ended March 31, 2013.

Net cash used by investing activities during fiscal year ending March 31, 2014 was $317,195 as compared to $2,500for the fiscal year ended March 31, 2013.

Net cash provided by financing activities during fiscal year ending March 31, 2014 was $691,303 as compared to $119,300 for the fiscal year ended March 31, 2013.

See “Financing Transactions” above concerning our liquidity requirements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

We do not expect any recent account pronouncements to have a significant impact on our financial position or results of operations.

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

Basic and diluted net income (loss) per share. We compute net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Prepaid Expenses. Prepaid expenses represent prepaid services paid to convert films into the Ultra High Definition format. Commissions as a percentage of revenue and fees are paid by the distributor to the Company for licensing the content. When the Company subsequently collects the commissions and licensing fees from the distributor the prepaid expenses are recovered.

Recently Issued Accounting Standards

There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information under by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on its evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls are not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages and positions of our directors and executive officers as of June __, 2014, are as follows:

Name	Age	Position
Gregory F. Wells	53	Chief Executive Officer
Neil Fogel	60	Chief Financial Officer and Director
Bruce W. Minsky	50	Director
Martha Phillips	54	Director (effective July 2014)
Franco Gelsomino	50	Director (effective July 2014)

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Gregory F. Wells joined our company as the Chief Executive Officer on May 20, 2014. Prior to joining VGTel, Mr. Wells served as the President of Corporate Alliance Global, the world’s first business relationship accelerator with over 2,000 business executive members in California and Utah, from April 2013 to February 2014 (and has been an independent consultant to that company since February 2014), and as the President and Chief Executive Officer of Five Point Capital, a provider of accessible financing options and resources to under-served small and mid-sized businesses throughout the United States, from March 2009 to February 2012.

Since February 2012, Mr. Wells has founded several small businesses, including Sage Executive Group, an executive development and peer coaching firm for CEOs and other senior executives, in March 2012, and Crowd Converge, an event company (dba TailgatePal) in partnership with the University of Oregon Department of Athletics, in May 2012. Mr. Wells also previously held senior executive roles with Vistage International, a private advisory board (Chief of Sales and U.S. Field Operations, from 2002 to 2009), and Wells Fargo Bank (various positions, most recently Senior Vice President/Division Manager, Business Banking, Southern California, from 1990 to 2002).

Mr. Wells serves as a board member of Monrovia Growers, a leading grower/marketer of plants and shrubs in the United States, and Big Fogg, a maker/installer of misting systems and fans, and leads a professional development program for MBA students at UCLA Anderson School of Management. Mr. Wells received a B.S. degree in communications from the University of Oregon.

Neil Fogel joined our company as the Chief Financial Officer on October 1, 2013 and elected as a Director of our company on March 14, 2014. Mr. Fogel currently serves as principal of Neil Fogel, CPA, an independent full service accounting firm in New York, where he directs financial planning and tax accounting for individuals and businesses and advises its client base in risk assessment, capital gains and tax preparation. Previously, he served as Controller for Databit, Inc., a computer hardware reseller and service provider. He also served as Director of Finance for Data Systems & Software, Inc., a high tech company and Controller for Ecomat, Inc. Mr. Fogel is a graduate of Brooklyn College, CUNY with a B.S. degree in Accountancy and is a member of the American Institute of Certified Public Accountants. Mr. Fogel brings extensive knowledge of complex financial, accounting and operational issues relevant to our business, making him well qualified to serve as a director.

Bruce W. Minsky was elected as a Director of our company on June 28, 2011. Since May 2004, Mr. Minsky has been engaged in the private practice of law at the Law Offices of Bruce W. Minsky, P.C. in New Hempstead, New York, specializing in corporate organization, governance, operational, compliance and regulatory scenarios; real estate matters; transactional arrangements; commercial lending representation; and business/portfolio acquisitions. From July 1991 through April 2004, Mr. Minsky was employed by Banco Popular North America, New York NY, the U.S. banking subsidiary of Popular, Inc., a full-service international financial services provider, for which he served as Vice President and In-House Counsel. Mr. Minsky is a member of the Bar of the States of California, Connecticut and New York, and admitted in the U.S. District Court of the State of New York, Southern and Eastern Districts, as well as the U.S. Court of Appeals, Second Circuit. Mr. Minsky received a Bachelor of Arts degree from Boston University in 1985. In 1988, he received a J.D. degree from Southwestern University School of Law. He received a Master of Laws degree in American Banking Law from Boston University in 1989. Mr. Minsky brings substantial knowledge and over a decade of working experience in corporate controls and governance, mergers and acquisitions, and corporate litigation, making him well qualified to serve as a director.

Martha Phillips was elected as a Director of our company effective July 2014. She has been heavily involved in the non-profit sector serving as a project manager with Junior Achievement in San Diego, California since November 2012 and the Board Chair of Point Loma Summer Concerts since January 2009, previously worked in a development capacity with TKF – Tariq Khamisa Foundation from November 2011 to November 2012. Ms. Phillips served as a financial services executive from September 1980 through 2007, with Sierra Pacific Mortgage (Regional Manager, June 2006 to October 2007), Loan City (Regional Vice President, July 2005 to June 2006, AIG United Guaranty (Regional Manager, April 2004 to July 2005, and Wells Fargo Home Mortgage (Group Vice President, November 1999 to January 2003, and Regional Manager, September 1992 to November 1999). Ms. Phillips brings lending and finance expertise to our company, making her well qualified to serve as a director.

Franco Gelsomino was elected as a Director of our company effective July 2014. He has been a commercial real estate broker with Coldwell Banker TG in Boise, Idaho, since March 2014. He was previously a commercial real estate broker and lender at Rancon Group in Temecula, California from May 2003 to August 2009. Mr. Gelsomino owned and operated IdahoInHomeCare, LLC, a home care service for disabled adults in Boise, Idaho, from November 2009 to March 2014. Mr. Gelsomino was a sales and service manager with Bantel Corporation, a banking telecommunication equipment distributor in Temecula, California from June 1999 to April 2003. Mr. Gelsomino brings experience in capital allocation and leadership expertise to our company, making him well qualified to serve as a director.

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

There are no family relationships among our directors, future named directors and executive officers.

Code of Ethics

We have not adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Additionally, we do not currently have an “audit committee financial expert.” We believe that based on our limited resources and small number of directors and officers, the cost of taking such actions outweighs potential benefits to stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

Stock Options/SAR Grants. On February 24, 2011, our board of directors adopted the VGTel 2011 Equity Incentive Plan. No grants of stock options, restricted stock, stock appreciation rights or other awards have been made as of the end of the fiscal year ended March 31, 2014.

Outstanding Equity Awards at Fiscal Year-end. As of the end of the fiscal year ended March 31, 2014, no named executive officer had unexercised options, stock that has not vested, and equity incentive plan awards.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the years ended March 31, 2013 and March 31, 2014:

Name and Principal Position	Year Ended March 31	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Peter Shafran, CEO	2014	$60,000(1)	-		-	-	-	-	$60,000(1)
Peter Shafran, CEO	2013	$60,000(1)	-	180,000(2) shares @.33/share	-	-	-	-	$120,000(1)
Neil Fogel, CFO	2014	$9,000(1)	-		-	-	-	$3,694	$12,694

______________

(1)

This amount represents such officer’s compensation incurred for the fiscal years ended March 31, 2013 and March 31, 2014.

(2)

These shares were not issued to Mr. Shafran directly, but were assigned to an entity owned by a family member.

2011 Equity Incentive Plan

In fiscal 2011, the board of directors voted to authorize the 2011 Equity Incentive Plan. [No grants or awards have been made pursuant to the Plan as of March 31, 2014.]

[The Plan reserves 10,000,000 shares of common stock for issuance in accordance with the Plan’s terms. With the exception of the employment agreement with Neil Fogel as Chief Financial Officer, the Company has made no other plans for granting of any awards under the Plan and no other employment agreement exists as yet which includes granting of awards under the Plan. Consequently, with the exception of the employment agreement with Peter Shafran who resigned effective March 10, 2014 and Neil Fogel, neither weighted average exercise price, nor payment of benefits to any other Executive Officers or others is as yet determinable.]

The purpose of the Plan is to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential contributions to us and our subsidiaries have been, are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. The various types of long-term incentive awards that may be provided under the Plan are intended to enable us to respond to changes in practices, tax laws, accounting regulations and the size and diversity of our business. A summary of the principal features of the Plan is set forth below.

Administration. The Plan is administered by the Plan committee (“Committee”) which shall consist of either (i) the board of directors of the Company or (ii) or a Committee of the board of directors designated to administer the Plan which is comprised solely of two or more outside directors all of whom are “outside directors” within the meaning of the regulations issued under Section 162(m) of the Internal Revenue Code (“Code”).

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

Stock Subject to the Plan. If any share are subject to an award that is forfeited, settled in cash, or expires, any unissued shares covered by such award will be available for issuance under the Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, then, in the Committee’s discretion, the number of shares available under the Plan may be increased by the lesser of (i) the number of shares surrendered and shares used to pay taxes and (ii) the number of shares purchased under the stock option.

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

Eligibility. Awards may be granted under the Plan to officers, directors employees and consultants who are deemed to have rendered, or to be able to render significant services to us or our subsidiaries and who are deemed to have contributed, or to have the potential to contribute, to our success.

Types of Awards.

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

Director Compensation

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended March 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Peter Shafran	-	-	-	-	-	-	-
Bruce Minsky	-	-	-	-	-	-	-

Corporate Governance

Nominations to the Board of Directors. The Company’s directors take a critical role in guiding the Company’s strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment. Accordingly, we seek to attract and retain highly qualified directors.

In carrying out its responsibilities, the board of directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, such stockholder must do so in accordance with the provisions of the Company’s Bylaws.

Employment Agreements. On October 1, 2013, the board of directors executed an employment agreement with Neil Fogel. The Agreement provided a six month term, and an annual base salary of $18,000. The employment agreement was renewed on April 1, 2014 for an additional six month term, and an annual base salary of $36,000.

Outstanding Equity Awards. There are no outstanding equity awards as of June 17, 2014.

Bonuses and Deferred Compensation. The Company does not have any bonus, deferred compensation or retirement plan. Decisions regarding compensation will be determined by our compensation committee once established, and by our full board until such time.

Compensation of Directors. In May 2012, we implemented a compensation program for our directors, which includes an annual retainer of 60,000 shares to be issued to each director quarterly. By March 31, 2013, 30,000 shares were issued to our two Directors. There are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

No shares were issued in the fiscal year ended March 31, 2014.

Compensation Committee Interlocks and Insider Participation. We do not have a Compensation Committee. All compensation matters are approved by the full board.

Board Leadership Structure and Role on Risk Oversight. As of March 31, 2014, Neil Fogel held the position of Chief Financial Officer. On May 20, 2014, Gregory F. Wells was appointed to the position of Chief Executive Officer. At present, we have determined this leadership structure is appropriate for the Company due to the Company’s small size and limited operations and resources. As a result, no policy exists requiring the combination or separation of leadership roles and the Company’s governing documents do not mandate a particular structure. This has allowed the Company’s board of directors the flexibility to establish the most appropriate structure for the Company at any given time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s Common Stock as of June 20, 2014 by (1) all directors and executive officers of the Company, individually and collectively as a group, and (2) all stockholders known to the Company to be beneficial owners of more than five percent (5%) of the outstanding Common Stock;

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gregory F. Wells	-	*
Bruce W. Minsky	1,095,714(1)	4.81%
Neil Fogel	-	*
Martha Phillips	428,192(2)	1.88%
Franco Gelsomino	40,300	*
Officers and Directors Total	1,564,206	6.87%

NRT Partners, Ltd. POB 940 Victoria, Mahe, Seychelles	2,358,655	10.35%

____________

*

Less than 1% of outstanding shares.

(1)

Represents shares of common stock held by the Law Offices of Bruce W. Minsky, P.C.

(2)

Represents 319,803 held directly and 108,389 in a living trust

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In January 2013, the Law Offices of Bruce W. Minsky, P.C., an entity owned by Bruce W. Minsky, a director, was issued 855,714 shares of common stock to settle $85,571.35 for legal fees owed by the Company through May 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal Years Ended March 31, 2014 and March 31, 2013 – Loss on settlement of debt.” The loan settlement terms were based on current market conditions and on the same terms and conditions as the settlement of loans from non-affiliated parties.

Mr. Minsky is the only current independent member of our board of directors under Nasdaq’s independence standards. Upon becoming directors, each of Martha Phillips and Franco Gelsomino will qualify as an “independent” director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)

Audit Fees. During the fiscal years ended March 31, 2014 and 2013, fees billed by the Company’s auditors, MaloneBailey LLP for services rendered for the audit of our annual financial statements and estimated fees for the audit of our financial statements was $17,500 and $10,090, respectively.

(b)

None

(c)

None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)

Exhibit Index to Annual Report on Form 10-K

Exhibit Number	Description

3.1	Articles of Incorporation. (1)
3.2	Amended Articles of Incorporation. (2)
3.3	Amended Articles of Incorporation. (3)
3.4	Certificate of Assumed Name (DBA). (5)
3.5	By-laws. (1)
10.1	Stock Purchase Agreement. (4)
10.2	2011 Equity Incentive Plan. (3)
10.3	Employment Agreement with Peter Shafran. (5)
10.4	Purchase and Sale Agreement with Visual Entertainment Systems, LLC, dated March 28, 2012. (6)
10.5	Letter of Intent with Western Capital Ventures, Inc., dated March 6, 2012. (6)
10.6	Assignment of Distribution Agreement from Western Capital Ventures, dated March 6, 2012. (6)
10.7	Consent to Assignment of Distribution Agreement from Western Capital Ventures, Inc. by Visual Entertainment Systems, LLC, dated March 28, 2012. (6)
10.8	Independent Contractor Agreement with Anthony Gillaizeau, dated March 7, 2012. (6)
10.9	Securities Purchase Agreement dated as of May 14, 2014, between VGTel, Inc. (“VGTel”) and Adar Bays, LLC (“Adar Bays”). (7)
10.10	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to Adar Bays. (7)
10.11	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to Adar Bays. (7)
10.12	Collateralized Secured Promissory Note dated May 14, 2014, of Adar Bays to VGTel. (7)
10.13	Securities Purchase Agreement dated as of May 14, 2014, between VGTel and LG Capital Funding, LLC (“LG Capital”). (7)
10.14	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to LG Capital. (7)
10.15	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to LG Capital. (7)
10.16 21.1	Collateralized Secured Promissory Note dated May 14, 2014, of LG Capital to VGTel. (7) List of Subsidiaries.
31.1	Certification of Gregory F. Wells, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Neil Fogel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory F. Wells, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Neil Fogel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

(1)

Incorporated by reference to Registration Statement on Form SB-2 filed with the SEC on May 23, 2006.

(2)

Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 3, 2011.

(3)

Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on August 17, 2011.

(4)

Incorporated by reference to Current Report on Form 8-K/A filed with the SEC on February 11, 2011.

(5)

Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 1, 2011.

(6)

Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 2, 2012.

(7)

Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 19, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2014

	By:	/s/ Gregory F. Wells
Gregory F. Wells
Chief Executive Officer
(principal executive officer)
	By:	/s/ Neil Fogel
Neil Fogel
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory F. Wells	Chief Executive Officer	June 30, 2014
Gregory F. Wells

/s/ Neil Fogel	Chief Financial Officer	June 30, 2014
Neil Fogel	and Director

/s/ Bruce W. Minsky	Director	June 30, 2014
Bruce W. Minsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

VGTel, Inc.

Suffern, New York

We have audited the accompanying consolidated balance sheets of VGTel, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VGTel, Inc. and subsidiaries as of March 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 28, 2014

VGTEL, INC.

Consolidated Balance Sheets

ASSETS	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$113,186	$30,011
Prepaid expense	176,609	-
Total Current Assets	289,795	30,011
Property and equipment, net	-	37,500

Total Assets	$289,795	$67,511

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$440,968	$428,579
Accounts payable to related parties	21,333	52,333
Short term debt	531,084	69,000

Total Current Liabilities	993,385	549,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, Authorized 200,000,000 shares, issued and outstanding 22,180,652 and 21,282,947 as of March 31, 2014 and 2013	2,218	2,129
Additional paid in capital	7,423,448	5,602,153
Accumulated Deficit	(8,129,256)	(6,086,683)

Total Stockholders’ Deficit	(703,590)	(482,401)

Total Liabilities and Stockholders’ Deficit	$289,795	$67,511

The accompanying notes are an integral part of these financial statements.

VGTel, Inc.

Consolidated Statements of Operations

Years Ended March 31, 2014 and 2013

	2014	2013

REVENUES	$-	$42,334

OPERATING EXPENSES
General and administrative	209,270	62,776
Officers’ compensation & rent	99,900	212,750
Legal Services	52,154	2,860
Professional Services - Consulting	35,918	17,566
Loss on sale of assets	37,500	-
Total operating expenses	434,742	295,952

Loss on Derivative	1,419,958	-
Loss on settlement of debt	-	2,916,129
Interest Expense	187,873	219,885
NET LOSS FROM CONTINUING OPERATIONS	$(2,042,573)	$(3,389,632)

INCOME (LOSS) PER COMMON SHARE Basic and Diluted
	$(0.09)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,578,520	18,354,956

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

Statement of Consolidated Shareholders Deficit

	Common	Stock	Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Totals

Balances - March 31, 2012	15,413,387	1,541	1,789,762	(2,697,051)	(905,748)

Shares issued for services	420,000	42	139,958	-	140,000

Shares issued for settlement of account payables	3,940,714	395	3,309,805	-	3,310,200

Shares issued for the conversion of debt	1,508,846	151	150,733	-	150,884

Debt discount from beneficial conversion feature	-	-	211,895	-	211,895

Net loss	-	-	-	(3,389,632)	(3,389,632)

Balances – March 31, 2013	21,282,947	2,129	5,602,153	(6,086,683)	(482,401)

Shares issued for the conversion of debt	897,706	89	189,041	-	189,130

Debt discount from beneficial conversion feature			95,584		95,584

Derivative Resolution (BCF amortization)			116,712		116,712

Derivative Resolution (derivative loss)			1,419,958		1,419,958

Net loss	-	-	-	(2,042,573)	(2,042,573)
Balances – March 31, 2014	22,180,652	2,218	7,423,448	(8,129,256)	(703,590)

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

Consolidated Statements of Cash Flows

Years Ended March 31, 2014 and 2013

		March 31, 2014	March 31, 2013

Cash flows from operating activities
Net Income (Loss)		$(2,042,573)	$(3,389,632)
Adjustments to reconcile net loss to net cash used by operating activities: Gain/Loss on sale of assets		37,500	-
Amortization of debt discount		163,578	211,895
Loss on derivative		1,419,958	-
Bad debt expense		140,586
Loss on settlement of debt			2,916,129
Issuance for common stock for services rendered		-	140,000
Changes in operating assets and liabilities:
Accounts receivable		-	-
Accounts payable		21,018	(1,048)
Accounts payable – related party		(31,000)	35,153
Net cash used in operating activities		(290,933)	(87,503)

Cash flows from investing activities Loan to Digital Gamer		(146,100)
Royalties from Digital Gamer		5,514
Investment to Ultra 4K Project		(176,609)
Cash paid for purchase of other assets		-	(2,500)
Cash used in investing activities		(317,195)	(2,500)

Cash flows from financing activities
Proceeds from notes payable		691,303	119,300
Cash provided by financing activities		691,303	119,300

Net increase (decrease ) in cash		83,175	29,297

Cash and cash equivalents, beginning of period		30,011	714

Cash and cash equivalents, end of period		$113,186	$30,011

Supplemental disclosures
Cash paid for interest and income taxes		$89	$-

Noncash investing and financing activities:
Debt discount due to beneficial conversion feature of short term debt		$212,296	$211,895
Common stock issued for accounts payable	$		$394,071
Common stock issued for short term debt and accrued interest		$189,130	$150,884

The accompanying notes are an integral part of these financial statements

VGTel, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

VGTel Inc. (the “Company”) was organized on February 5, 2002 in New York.

In the third quarter of fiscal year ended March 31, 2013, we executed a Letter of Intent (“LOI”) with a company in the charitable video gaming industry with respect to a proposed acquisition in that company. The target company had manufacturing capabilities, software licensing for raffle games, distribution and maintenance components in place with staffing and warehousing. It also claimed to have a five-year contract to place charitable video raffle kiosks in participating veterans and fraternal organizations’ locations in Ohio, which would enable the expansion of raffle units and locations to meet and exceed more than 5,000 units in 1500+ locations.  We anticipated closing the transaction within the fourth quarter but the target company was unable to meet the conditions of the contract and the transaction was terminated. During the period of our involvement, we netted $42,334 in excess of payments for expenses and that amount is shown as revenue.

In the fourth quarter of that year, we executed an agreement to acquire another business in the internet sweepstakes company. The target company had distribution and maintenance components in place with staffing and warehousing.  We anticipated closing the transaction within the first quarter of our next fiscal year but the target company was unable to meet the conditions of the contract and the transaction was terminated.

For the year ended March 31, 2014, the Company has signed a series Memorandum of Understanding (“MOU”) to scan and distribute 4 films in Ultra High Definition format (note 4). On March 12, 2014, the Company formed its wholly owned subsidiary Motion Picture Scanning Services, Inc. (“MPSS’) to facilitate the operation in the film scanning service.

NOTE 2 – GOING CONCERN

As a result of the termination of the Exchange Agreement prior to closing, we remained a Shell Company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and had been seeking appropriate business opportunities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring net losses and a working capital deficit as of March 31, 2014 and 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.

Our consolidated financial statements include the accounts of all subsidiaries in which we have a controlling financial interest. We eliminate all intercompany transactions.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Investment to Ultra HD 4k Project

 These expenses represent cash prepaid to convert films into the Ultra High Definition format. Commissions as a percentage of revenue and fees are paid by the distributor to the Company for licensing the content. When the Company subsequently collects the commissions and licensing fees from the distributor the prepaid expenses will be expensed in accordance of ASC 926-705-25.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2014 there was impairment of $37,500 for long-lived assets and consequently they were written off to expense.

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

Recent Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. In the year ended March 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

The Company does not expect any other recent account pronouncements to have a significant impact on its financial position or results of operations.

NOTE 4 - INVESTMENTS

In July 2013, the Company entered into an Investment and Security Agreement with an operator of internet sweepstakes cafes. The Company made a total of $146,100 of advances to the operator during the nine months ended December 31, 2013. The advances were to be paid back by the operator on demand, and were to have incurred late fees of 5% ten days after any demand was made. The Company was also to receive an investment royalty equal to 75% of total gross revenues derived from the operators operations financed by the advances. The operator has defaulted on the advances and is no longer in business. Advances and royalties due have been written-off to bad debt expense.

In November 2013, the Company entered into the first of a series of agreements with both a production and distribution organization specializing in emerging non-traditional media programming, including, among other things, Giant Screen Films for both large format and digital theaters, and a company engaged in the business of production and post-production of video content for a variety of delivery formats and platforms. The purposes of the agreements are to convert existing films into Ultra High Definition, “4K” or “8K”formats and redistribute the converted films back into the marketplace. The Company has funded the conversion costs for these series of films in exchange for a share of the distribution opportunities for each film converted. As of March 31, 2014 the films were completed. The Company has made a total of $346,109 of advances for the scanning and postproduction of four films, which includes $246,109 to K2 for film scanning and $100,000 to Passmore Lab for post-production. $176,609 was made during the year ended March 31, 2014, which includes $114,109  to K2 for film scanning and $62,500 to Passmore Lab for post-production. The remaining payment was made after March 31, 2014 with the last payment made on May 16, 2014. There are no additional investments to be made in these films. The Company expects the distribution to start and generate revenue from July 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

There is a $21,333 related party payable owed to Officers as of March 31, 2014.

NOTE 6 – NOTES PAYABLE

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

The Company borrowed $579,500 from third party lenders for the year ended March 31, 2014. $218,500 of these notes are convertible at $0.10 per share, 180 days after the issuance of the note and contains a reset provision which may decrease the convertible price if the Company issues any dilutive instruments. $100,000 of these notes are convertible at $0.33 per share, 180 days after the issuance of the note and contains a reset provision which may decrease the convertible price if the Company issues any dilutive instruments. $261,000 of these notes payable are convertible at 58% of the average of the lowest 3 trading day prices in the 10 days prior to conversion of the note. These notes become convertible after 180 days of cash receipt. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. The Company determined the beneficial conversion feature for all convertible notes to be $212,297 which was recognized as a debt discount and will be amortized over the term of the notes.

In addition to the above notes payable, the Company’s subsidiary borrowed $110,803. These notes are for 24 months and carry a 20% interest rate per annum plus 50,000 shares of the Company per $100,000 loaned.

During the years ended March 31, 2014 and 2013, short term debt holders converted $189,130 and $150,884 of short term debt and accrued interest into common shares.

As of March 31, 2014 and 2013, the Company had a short term debt balance of $531,084 and $69,000, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	--	--	--	--

NOTE 8 – DERIVATIVE INSTRUMENTS

During year ended March 31, 2014, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion (note 6). The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $212,297 was recorded as a result of these derivative liabilities, $163,578 of which was amortized into interest expense for the year ended March 31, 2014.

During year ended March 31, 2014, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the year ended March 31, 2014:

Ending balance as of March 31, 2013	$-0-
Additions due to convertible debt	1,536,670
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(1,536,670)
Change in fair value	0
Ending balance as of March 31, 2014	$-0-

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 59-224%, risk free rate of 0.02-0.12% and an expected term of 0.15 to one year.

NOTE 9 – INCOME TAXES

The total net operating loss carryforward as of March 31, 2014 & 2013 was $1,597,554 and $1,096,183, respectively, which expires in the years 2027 - 2032. The Company has recorded a full valuation allowance for its deferred tax assets as of March 31, 2014 and 2013.  Deferred taxes are calculated at a 34% rate:

	2014	2013

Deferred tax assets	$543,168	$372,702
Less: valuation allowance	(543,168)	(372,702)
Net deferred tax asset	$-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for its current office space and paid $1,250 per month through May 31, 2013, and will then pay $2,640 per month through May 31, 2014. In May 2014, the Company renewed the lease through May 31, 2015 and will pay $2,826 per month.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

During the twelve months ended March 31, 2014, 897,706 shares were issued to convert $180,500 of short term debt and $8,630 related interest.

NOTE 12 – SUBSEQUENT EVENTS

On April 23, 2014, the Company entered a MOU with a third party to form a new company to invest in, develop and produce films.

The Company entered into two convertible promissory note agreements totaling $250,000. These notes are due on May 14, 2015. The notes incur interest at a rate of 8% per annum, and are convertible 180 days following the issuance date of the note at 60% of the average of the second lowest trading prices for the Company’s common stock during the twelve trading day periods prior to the conversion date.

In April and May the Company issued 579,468 common shares to convert $95,500 of notes payable plus accrued interest.

In May the Company paid off a $50,000 note and accrued interest thereof.