Form 10-K/A
period 2014-03-31
VGTel, Inc.
filed 2014-07-07
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Date: July 7, 2014

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

/s/ Gregory F. Wells	Chief Executive Officer	July 7, 2014
Gregory F. Wells

/s/ Neil Fogel	Chief Financial Officer	July 7, 2014
Neil Fogel	and Director

/s/ Bruce W. Minsky	Director	July 7, 2014
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