Form 10-Q
period 2014-06-30
VGTel, Inc.
filed 2014-08-14
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

000-52983
(Commission File Number)

VGTEL, INC.
(Exact name of Registrant as specified in its charter)

New York	01-0671426
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

400 Rella Blvd. Suite 174
Suffern, NY	10901
(Address of principal executive offices)	(Zip Code)

(212) 201-0576
(Registrants’ telephone number, including area code)

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

Yes      . No  X .

VGTel, Inc. had 22,994,509 shares of common stock outstanding as of August 11, 2014.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. – FINANCIAL INFORMATION

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “forecast,” “believe,” “estimate,” “predict,” “propose,” “intend,” “potential,” “continue”, or the negative of these terms, and other similar expressions or comparable terminology are intended to identify forward-looking  statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances, other than as required by federal securities laws. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward- looking statements. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof. Although we believe that the expectations reflected in the forward-looking  statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report. Among the key factors that may have a direct bearing on the company’s operating results are risks and uncertainties described under “Risk Factors,” including those attributable to our lack of operations and concerns about our ability to raise capital.

As used herein, “VGTel,” “VGTL,” “we,” “our,” the “Company” and similar terms include VGTel, Inc. and its subsidiaries, unless the context indicates otherwise.

VGTel, Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,728	$113,186
Accounts receivable	30,676	-
Prepaid expenses	342,932	176,609

Total Current Assets	430,336	289,795

Property and equipment, net	2,896	-

Total Assets	$433,232	$289,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES
Accounts payable and accrued liabilities	$445,725	$440,968
Accounts payable to related parties	25,503	21,333
Short term debt	608,393	531,084
Derivative liabilities	562,397	-

Total Current Liabilities	1,642,018	993,385

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued
Common Stock, $.0001 par value, Authorized 200,000,000 shares issued and outstanding 22,994,510 and 22,180,652 as of June 30, 2014 and
March 31, 2014, respectively	2,299	2,218
Additional Paid in Capital	7,893,449	7,423,448
Accumulated deficit	(9,104,534)	(8,129,256)

Total Stockholders’ Deficit	(1,208,786)	(703,590)

Total Liabilities and Stockholders’ Deficit	$433,232	$289,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VGTel, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Month Period Ended
	June 30, 2014	June 30, 2013
Revenue	$-	$3,589

OPERATING EXPENSES
General and administrative	19,047	29,425
Officers' compensation & rent	18,719	22,140
Professional and legal services	66,958	41,108

Total operating expenses	104,724	92,673
Derivative loss on settlement of debt	650,205	-
Interest expense	220,349	-
NET LOSS	(975,278)	(89,084)

INCOME ( LOSS) PER COMMON SHARE
Basic and Diluted	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,478,228	21,282,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VGTel, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net (Loss)	$(975,278)	$(89,084)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on derivative	650,205
Amortization of debt discount	193,034
Changes in assets and liabilities:
Accounts receivable	(30,676)
Accounts payable	11,306	(2,328)
Accounts payable-related parties	4,170
Net cash (used) in operating activities	(147,239)	(91,412)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(2,896)
Investment to Ultra 4K Project	(166,323)
Net cash (used) in investing activities	(169,219)

Cash flows from financing activities:
Repayment of note payable	(50,000)	68,000
Proceeds from notes payable	310,000
Net cash provided by financing activities	260,000	68,000
Net increase (decrease ) in cash	(56,458)	(23,412)
Cash and cash equivalents, beginning of period	113,186	30,011
Cash and cash equivalents, end of period	$56,728	$6,599
Supplemental disclosures
Debt extinguished by issuing new debt	50,000	-
Common stock for short term debt and accrued interest	132,049	-
Debt discount due to beneficial conversion feature of short term debt	112,191	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VGTel, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

Unaudited Interim Financial Information

VGTel, Inc. (the “Company”, “we”, or “our”) has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company's opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Company's balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results to be expected for the full year ending March 31, 2015. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on July 7, 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing, shareholder and third party loans.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - INVESTMENTS

In November 2013, the Company entered into the first of a series of agreements with both a production and distribution organization specializing in emerging non-traditional media programming, including, among other things, Giant Screen Films for both large format and digital theaters, and a company engaged in the business of production and post-production of video content for a variety of delivery formats and platforms. The purposes of the agreements are to convert existing films into Ultra High Definition, “4K” or “8K”formats and redistribute the converted films back into the marketplace. The Company has funded the conversion costs for these series of films in exchange for a share of the distribution opportunities for each film converted. As of March 31, 2014 the films were completed. The Company has made a total of $346,109 of advances for the scanning and postproduction of four films. There are no additional investments to be made in these films. Distribution began in the quarter ended June 30, 2014 and revenue began to be generated in July 2014.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2014 there was a $25,503 related party payable owed to Officers and $21,333 as of March 31, 2014.

NOTE 5 – NOTES PAYABLE

The Company borrowed $250,000 from third party lenders for the quarter ended June 30, 2014. These notes are due on May 14, 2015, incur interest at 8% per annum and are convertible at 60% of the average of the second lowest trading price for the twelve trading days prior to the conversion. These notes become convertible after 180 days after the issuance of the notes.

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

In addition to the above notes payable, the Company’s subsidiary borrowed $170,803 - $60,000 of which was borrowed in the quarter ended June 30, 2014. These notes are for 24 months and carry a 20% interest rate per annum plus 50,000 shares of the Company per $100,000 loaned.

On June 23, 2014, a third party entered into a debt purchase agreement to purchase the Company’s outstanding debt of $50,000 principal and $2,729 accrued interest. In accordance with ASC470-50, this transaction is accounted as debt extinguishment, and the Company recognized a derivative loss $86,844.

During the quarter ended June 30, 2014 short term debt holders converted $132,049 of short term debt and accrued interest into common shares. There were no conversions for the corresponding period of the prior year. In addition, the Company repaid $50,000 and accrued interest to a debt holder. No such repayments were made in the prior year.

For the three months ended June 30, 2014, total derivative loss on debt settlement is $650,205.

As of June 30, 2014 and December 2013, the Company had a short term debt balance of $608,393 and $531,084, respectively.

NOTE 6 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	-	$562,397	$562,397

NOTE 7 – DERIVATIVE INSTRUMENTS

During the three months ended June 30, 2014 the Company issued  debt instruments convertible into common stock at a 55% average of the 3 lowest trading price in the 10 trading days previous to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities.

The following table summarizes the changes in the derivative liabilities during the period ended June 30, 2014:

Ending balance as of March 31, 2014	$-
Additions due to new convertible debt issued	38,237
Additions due to reclassification of other convertible instruments	524,16

Ending balance as of June 30, 2014	$562,397

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 148-321%, risk free rate of 0.02-0.10% and an expected term of one month to one year.

NOTE 8 – SUBSEQUENT EVENTS

In July 2014 the Company borrowed $200,000 from third party lenders. The note is due September 1, 2014 together with interest of $20,000.

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

Overview

VGTel is focused on becoming one of the leading companies in multi-platform entertainment.  Our initial efforts are to capitalize on the increasing demand for 4K content.  Our strategy includes building and operating facilities that house visualization/restoration technology for scanning and converting films into UHD (ultra-high definition) digital format and then commercially distributing those films to giant screen format theaters, OEMs and UHD broadcasters.  To date, we have converted the following four films: Adrenaline Rush, Alaska: Spirit of the Wild, Amazing Journeys, and Bears.  Additionally, we plan to monetize and leverage our scanning facilities by opening them up to the marketplace for other entities seeking scanning and restoration services.  In addition, we will develop and produce original 4K and 8K content through newly-formed joint ventures or wholly-owned subsidiaries with independent film makers who have a proven track record, one of which we are currently in talks to acquire.

We are a New York corporation, incorporated on February 5, 2002 under the name Tribeka Tek, Inc.  In January 2006, we changed our corporate name to VGTel, Inc. by filing an amended certificate of incorporation.  Our principal executive offices are located at 400 Rella Boulevard, Suite 174, Suffern, New York 10901, and our telephone number at this address is (212) 201-0576.  Our current website, www.360entertainmentandproductions.com, is being revised to reflect our multi-platform production and entertainment business model.

Information contained on our website is not a part of this report.  Our common stock is traded on the OTCQB marketplace under the symbol “VGTL.”

Our Strategy

Our primary objective is to become one of the leading companies in the multi-platform entertainment industry.  Key elements of our strategy include the following:

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

Results of Operations

Total operating expenses for the three months ended June 30, 2014 was $104,724, as compared to $92,673, for the three-month period that ended June 30, 2013.  During the three months ended June 30, 2014, we had $19,047 in administrative expenses, as compared to $29,425 for the three-month period that ended June 30, 2013.  During the three-month period ended June 30, 2014 we had $66,958 in professional services expenses as compared to $41,108 for the three months ended June 30, 2013. During the three months ended June 30, 2014, we had $18,719 in officer compensation and rent expense, as compared to $22,140 for the three-month period that ended June 30, 2013.

The Company reported a net loss for the three-month period ended June 30, 2014 of $975,278, as compared to $89,084 for the three month period ended June 30, 2013.

As reflected in the accompanying financial statements, we have an accumulated deficit of $9,104,534, raising substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2014, the Company had $56,728 in cash, compared to $113,186 as of March 31, 2014.

Net cash used in operating activities was $147,239 for the three month period ended June 30, 2014, compared to $91,412 for the period ended June 30, 2013.

Net cash used in investing activities was $169,219 for the three month period ended June 30, 2014, compared to none for the period ended June 30, 2013.

The company received loans amounting to $310,000 during the three-month period ended June 30, 2014 and repaid $50,000 as compared to $68,000 received during the three-month period ended June 30, 2013.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our  principal  executive officers  concluded that our  disclosure  controls  and procedures  were  not effective because of certain deficiencies involving internal controls  which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. We have identified the following material weakness of our internal controls:

•

There is a lack of sufficient staff due to the size of the Company which results in a lack of segregation of duties necessary for a good system of internal control.

•

There is a lack of control processes which provide for multiple levels of supervision and review.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management  conducted an evaluation of the effectiveness of our internal control  over financial reporting  based on the framework  in Internal  Control—Integrated  Framework  issued by the Committee of  Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on its evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our controls are not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

In addition to the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, the following should be noted:

History of Low Revenue and Net Losses.  For the three months ended June 30, 2014, the Company had no unaudited revenue compared to unaudited revenue of $3,589 for the comparable period in 2013.  The Company had a net loss of $(975,278) for the three months ended June 30, 2014, compared to a net loss of $(89,084) for the comparable period in 2013.  The Company’s total stockholders’ deficit increased to $(1,208,786) as of June 30, 2014, from $(703,590) as of March 31, 2014.  No assurance can be given that the Company will ever have significant levels of revenue or net income.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Future Need for Available Financing.  The Company intends to meet its long-term liquidity needs through available cash and cash flow, as well as through additional financing from outside sources.  Additional issuances of equity or convertible securities will result in dilution to current stockholders.  Further, such securities might have rights, preferences or privileges senior to the Company’s common stock.  See, e.g., Note 5 to the Notes to Unaudited Financial Statements with regard the Company’s current notes payable.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute fully its plan of operations to expand its business, which could significantly and materially restrict the Company’s business operations.  If additional capital is raised through the sale of additional equity or convertible securities, substantial dilution to stockholders is likely to occur which may result in a partial or substantial loss to your investment in the Company’s common stock.  The Company presently does not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with the Company’s plan of operations.  If the Company fails to raise additional funds to execute its expansion plan, it is likely that the Company will not be able to operate as a viable entity and may be forced to go out of business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company borrowed $310,000 from third party lenders for the three months ended June 30, 2014. $250,000 of these notes are convertible at 60% of the average of the second lowest trading price for the twelve trading days prior to the conversion. These notes become convertible after 180 days after the issuance of the notes. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th  day of August 2014.

VGTel, Inc.

By:	/s/ Neil S. Fogel
Neil S. Fogel
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

 TO

QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description

3.1	Articles of Incorporation. (1)
3.2	Amended Articles of Incorporation. (2)
3.3	Amended Articles of Incorporation. (3)
3.4	Certificate of Assumed Name (DBA). (5)
3.5	By-laws. (1)
10.1	Stock Purchase Agreement. (4)
10.2	2011 Equity Incentive Plan. (3)
10.3	Employment Agreement with Peter Shafran. (5)
10.4	Purchase and Sale Agreement with Visual Entertainment Systems, LLC, dated March 28, 2012. (6)
10.5	Letter of Intent with Western Capital Ventures, Inc., dated March 6, 2012. (6)
10.6	Assignment of Distribution Agreement from Western Capital Ventures, dated March 6, 2012. (6)
10.7	Consent to Assignment of Distribution Agreement from Western Capital Ventures, Inc. by Visual Entertainment Systems, LLC, dated March 28, 2012. (6)
10.8	Independent Contractor Agreement with Anthony Gillaizeau, dated March 7, 2012. (6)
10.9	Securities Purchase Agreement dated as of May 14, 2014, between VGTel, Inc. (“VGTel”) and Adar Bays, LLC (“Adar Bays”). (7)
10.10	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to Adar Bays. (7)
10.11	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to Adar Bays. (7)
10.12	Collateralized Secured Promissory Note dated May 14, 2014, of Adar Bays to VGTel. (7)
10.13	Securities Purchase Agreement dated as of May 14, 2014, between VGTel and LG Capital Funding, LLC (“LG Capital”). (7)
10.14	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to LG Capital. (7)
10.15	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to LG Capital. (7)
10.16	Collateralized Secured Promissory Note dated May 14, 2014, of LG Capital to VGTel. (7)
31.1	Certification of Gregory F. Wells, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Neil Fogel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory F. Wells, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Neil Fogel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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