Form 10-Q
period 2014-09-30
VGTel, Inc.
filed 2014-11-18
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

VGTEL, INC.
(Exact name of Registrant as specified in its charter)

New York	000-52983	01-0671426
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

400 Rella Blvd., Suite 174 Suffern, NY 10901
(Address of principal executive offices) (Zip Code)

(212) 201-0576
(Registrant’s telephone number)

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

As of November 8, 2014, there were 23,341,965 shares of Common Stock outstanding.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances, except as required by the federal securities laws. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

As used herein, “VGTel,” “VGTL,” “we,” “our,” the “Company” and similar terms refers to VGTel, Inc., unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS.

VGTel, Inc.

Consolidated Balance Sheet

(Unaudited)

Assets	September 30, 2014	March 31, 2014
Current Assets:
Cash and cash equivalents	$57,737	$113,186
Investments	659,294	176,609
Accounts receivable	5,639	−
Prepaid expenses	34,215	−

Total Current Assets	756,885	289,795

Property and Equipment, net	158,269	−

Total Assets	$915,154	$289,795

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	$537,206	$440,968
Accounts payable to related parties	1,500	21,333
Short term debt	1,138,660	531,084
Derivative liabilities	301,681	−

Total current liabilities	1,979,047	993,385

COMMITMENTS AND CONTINGINCIES

Stockholders’ Deficit
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued
Common Stock, $.0001 par value, Authorized 200,000,000 shares, issued and Outstanding 23,341,965 and 22,180,652 as of September 30, 2014 and March 31, 2014, respectively	2,334	2,218

Additional paid-in Capital	7,966,294	7,423,448
Accumulated deficit	(9,032,521)	(8,129,256)

Total Stockholders’ Deficit	(1,063,893)	(703,590)

Total Liabilities and Stockholders’ Deficit	$915,154	$289.795

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

Consolidated Statement of Operations

(Unaudited)

		Three Months Ended September 30,				Six Months Ended September 30,
		2014		2013		2014	2013
REVENUE	$	−	$	−	$	−	$3,588

OPERATING EXPENSES:
General and Administrative		28,734		7,245		47,781	36,669
Officer’s Compensation & Rent		42,198		22,920		60,917	45,060
Professional, Legal, and Consulting Services		77,146		8,512		144,104	49,620
Loss on sale of assets		−		37,500		−	37,500

Total Operating Expenses		148,078		76,177		252,802	168,849

(Gain) on settlement of debt		(2,188)		−		(2,188)	−
Loss (gain) on derivative		(361,510)		−		288,695	−
Amortization of debt discount		93,441		3,000		286,475	3,000
Interest Expense		50,166		7,716		77,481	7,716

NET INCOME (LOSS)		$72,013		$(86,893)		$(903,265)	$(175,977)

Income ( Loss) per share
Basic		$0.00		$(0.00)		$(0.04)	$(0.01)
Diluted		$(0.01)		$(0.00)		$(0.04)	$(0.01)
Weighted average number of shares outstanding -Basic		23,116,168		21,282,947		22,798,941	21,282,947
Weighted average number of shares outstanding -Diluted		24,513,412		21,282,947		22,798,941	21,282,947

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (Loss)	$(903,265)	$(175,977)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	−	37,500
Loss on derivative	288,695	−
(Gain) on settlement of debt	(2,188)	−
Amortization of debt discount	286,475	3,000
Changes in assets and liabilities:
Accounts receivable	(5,639)	−
Accounts payable and accrued liabilities	111,285	5,671
Accounts payable and accrued liabilities – related parties	25,643	(9,500)
Net cash (used) in operating activities	(250,280))	(139,306)

Cash flows from investing activities:
Purchases of property and equipment	(158,269)	−
Loan to Digital Gamer Corp.	−	(86,100)
Investment to Ultra 4K Project & films	(516,900)	−
Net cash (used) in investing activities	(675,169)	(86,100)

Cash flows from financing activities:
Repayment of short term debt	(50,000)	−
Proceeds from short term debt	920,000	196,000
Net cash provided from financing activities	870,000	196,000

Net (decrease) in cash	(55,449)	(29,406)
Cash and cash equivalents, beginning of period	113,186	30,011
Cash and cash equivalents, end of period	$57,737	$605

Supplemental disclosures:
Debt extinguished by issuing new debt	50,000	−
Common stock for short term debt and accrued interest	171,049	−
Debt discount due to beneficial conversion feature of short term debt	112,191	3,000

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

The Company’s activities to date have been supported by equity and convertible debt financing. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – INVESTMENTS

In November 2013, the Company entered into the first of a series of agreements with both a production and distribution organization specializing in emerging non-traditional media programming, including, among other things, Giant Screen Films for both large format and digital theaters, and a company engaged in the business of production and post-production of video content for a variety of delivery formats and platforms. The purposes of the agreements are to convert existing films into Ultra High Definition, “4K” or “8K”formats and redistribute the converted films back into the marketplace. The Company has funded the conversion costs for these series of films in exchange for a share of the distribution opportunities for each film converted. As of March 31, 2014, the films were completed. The Company has made a total of $346,109 of advances for the scanning and postproduction of four films. There are no additional investments to be made in these films. Distribution began in the quarter ended June 30, 2014 and revenue began to be generated in July 2014. The revenue is netted on the Statement of Operations against the start-up costs and won’t be recognized as regular revenue until these costs are recovered.

In addition, the Company has invested $349,500 through a wholly-owned subsidiary in the production of three films. Additional investment is contemplated as funding become available. As of September 30, 2014, total balance of investment is $659,294

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2014, there was a $1,500 related party payable owed to Officers and $21,333 as of March 31, 2014.

NOTE 5 – NOTES PAYABLE

The Company borrowed $920,000 from third party lenders for the six months ended September 30, 2014. One note for $200,000 was due September 1, 2014 but has not yet been paid. The other notes are due on various dates from March 8, 2015 through September 1, 2015, incur interest at 8% - 12% per annum and are convertible at rates of 55% to 60% of the average from the lowest to the third lowest trading price for the ten to twenty trading days prior to the conversion. Except one note of $75,000 is convertible immediately after issuance, other notes become convertible after 180 days following the issuance of the notes.

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

In addition to the above notes payable, the Company’s subsidiary borrowed $170,803, of which $60,000 was borrowed in the six months ended September 30, 2014. These notes are for 24 months and carry a 20% interest rate per annum plus 50,000 shares of the Company per $100,000 loaned.

On June 23, 2014, a third party entered into a debt purchase agreement to purchase the Company’s outstanding debt of $50,000 principal and $2,729 accrued interest. In accordance with ASC470-50, this transaction is accounted as debt extinguishment, and the Company recognized a derivative loss $86,844.

During the six months ended September 30, 2014, short term debt holders converted $171,049 of short term debt and accrued interest into common stock. There were no conversions for the corresponding period of the prior year. In addition, the Company repaid $50,000 and accrued interest to a debt holder. No such repayments were made in the prior year.

For the six months ended September 30, 2014, total derivative loss on debt settlement was $288,695.

As of September 30, 2014 and March 31, 2014, the Company had a short term debt balance of $1,138,660 and $531,084, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	−	−	$301,681	$301,681

NOTE 7 – DERIVATIVE INSTRUMENTS

During the six months ended September 30, 2014, the Company issued debt instruments convertible into common stock at a 55% average of the 3 lowest trading price in the 10 trading days previous to conversion. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the number of shares to be issued upon settlement is indeterminate, all other instruments that can be settled in shares must also be classified as liabilities.

The following table summarizes the changes in the derivative liabilities during the period ended September 30, 2014:

Ending balance as of March 31, 2014	$	−
Additions due to new convertible debt issued		191,160
Additions due to reclassification of other convertible instruments		105,521

Ending balance as of September 30, 2014		$301,681

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 144-321%, risk free rate of 0.02-0.08% and an expected term of one month to ten months.

NOTE 8 – SUBSEQUENT EVENTS

In October 2014, the Company borrowed convertible of $38,000 from third party lenders. The note is due on July 2, 2015 and the interest rate is 8% per annum. The note become convertible after 180 days and is convertible at 58% of the average of the lowest 3 trading prices in the 10 days prior to conversion of the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

VGTel continues to be focused on becoming a participant in multi-platform entertainment with an emphasis on capitalizing on the increasing demand for ultra high definition (UHD) or 4K content. Our strategy includes building and operating facilities that house visualization/restoration technology for scanning and converting films into UHD digital format and then commercially distributing those films to giant screen format theaters, OEMs and UHD broadcasters. To date, we have converted the following four films: Adrenaline Rush, Alaska: Spirit of the Wild, Amazing Journeys, and Bears. We have signed agreements and are in the process of scanning three additional films: Dinosaurs: Giants of Patagonia, Kilimanjaro: To the Roof of Africa and Zion Canyon: Treasure of the Gods. Additionally, we will monetize and leverage our scanning facilities, opening them up to the marketplace for other entities seeking scanning and restoration services. Lastly, we are developing and producing original 4K and 8K content through our wholly-owned subsidiary, Grand Schema Entertainment.

We are a New York corporation, incorporated on February 5, 2002 under the name Tribeka Tek, Inc. In January 2006, we changed our corporate name to VGTel, Inc. by filing an amended certificate of incorporation. Our principal executive offices are located at 400 Rella Boulevard, Suite 174, Suffern, New York 10901, and our telephone number at this address is (212) 201-0576. Our website is www.360entertainmentandproductions.com.

Our common stock is traded on the OTCQB marketplace under the symbol “VGTL.”

Our Strategy

Our primary objective is to become a participant in the multi-platform entertainment industry. Key elements of our strategy include the following:

•

Capitalize on the demand for 4K and 8K content

Our efforts are focused on building and operating scanning laboratories where the company will scan (convert) existing 16mm, 35mm and even 70mm content to UHD 4K and 8K formats. These converted movies will be licensed to a growing market of UHD exhibitors, which include, giant screen theaters, commercial broadcast channels and other media platforms.

Our initial step in this market has been to launch Motion Picture Scanning Services, Inc. (MPSS) in Austin, Texas. The MPSS studio is a worldwide resource for digital scanning of theatrical content from its original film format utilizing proprietary new tools, designed from the ground up, for managing, enhancing, archiving and distributing UHD movies.

The MPSS scanning lines will also serve to provide a “rights bank” of UHD content with long-lived revenue streams for the company which could meet and exceed ten year revenue cycles from the initial scanned and converted film content. To date, we have signed Scan and Distribution Agreements for seven films and expect that number to increase substantially as we position ourselves to meet the surge in the demand for content by broadcasters set to launch commercial channels throughout 2015.

In addition to conventional broadcasting, our growing library of UHD 4K films can be distributed through a variety of other channels including streaming over the Internet. Through our distribution partner, we have licensed our UHD 4K library of films to Nanotech -- a publicly traded company whose streaming UltraFlix Network App delivers state-of-the-art UHD television experiences to consumers worldwide. We will continue to invest in the both the expansion of scanning facilities and in growing our inventory of UHD 4K films.

•

Monetize and leverage our scanning facilities

The MPSS studio is a specially equipped laboratory capable of scanning giant screen 65/70mm film to a digital format and is also equipped to apply the same UHD resolution technology to the more mainstream 35mm and 16mm film formats. In addition to scanning and converting films for VGTel, the MPSS studio is also available to the broader marketplace for other entities or film owners looking to outsource the conversion/scanning of their 16mm, 35mm and 70mm films with the same technology and processes used for our own films.

•

Develop and produce original 4K and 8K content

Additionally, we plan to develop and produce original 4K and 8K content through our newly-formed wholly-owned subsidiary Grand Schema Productions and other joint ventures. This original content will be licensed and distributed to giant screen theaters, broadcast media and commercial ventures such as experiential amusement rides, DVDs and other media.

•

Expand with acquisitions and business development partnerships

We seek to expand our core assets from acquisitions of local and regional businesses, to which we can then apply our expertise, resources and brand to scale the business. During 2015, our focus will be expanded to acquire businesses with proven track records and technology talent that can help us grow our business.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Total operating expenses for the three months ended September 30, 2014 was $148,078, as compared to $76,177, for the three-month period that ended September 30, 2013. The increase is due primarily to an increase in professional and consultant fees as they relate to the processing of the convertible notes and costs as they relate to an operating, publicly-held company. During the three months ended September 30, 2014, we had $28,734 in administrative expenses, as compared to $7,245 for the three-month period that ended September 30, 2013. During the three-month period ended September 30, 2014 we had $77,146 in professional services expenses as compared to $8,512 for the three months ended September 30, 2013. The increase is as previously described above. During the three months ended September 30, 2014, we had $42,198 in officer compensation and rent expense, as compared to $22,920 for the three-month period that ended September 30, 2013. The increase is due to having hired a full-time CEO.

The Company reported a net profit for the three-month period ended September 30, 2014 of $72,013, as compared to a loss of $86,893 for the three month period ended September 30, 2013. The net profit for the quarter ended September 30, 2014 was solely due to a derivative gain.

As reflected in the accompanying financial statements, we had an accumulated deficit of $9,032,521, raising substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Six months ended September 30, 2014 compared to six months ended September 30, 2013

Total operating expenses for the six months ended September 30, 2014 was $252,802, as compared to $168,849 for the six-month period that ended September 30, 2013. The increase is due to the same reasons for the three-month period. During the six months ended September 30, 2014, we had $47,781 in administrative expenses, as compared to $36,669 for the six-month period that ended September 30, 2013. During the six-month period ended September 30, 2014 we had $144,104 in professional services expenses as compared to $49,620 for the six months ended September 30, 2013. During the six months ended September 30, 2014, we had $60,917 in officer compensation and rent expense, as compared to $45,060 for the six-month period that ended September 30, 2013.

The Company reported a net loss for the six-month period ended September 30, 2014 of $903,265 as compared to $175,977 for the six-month period ended September 30, 2013.  The net loss for the six months ended September 30, 2014 was greatly impacted by the derivative loss of $288,695 and the amortization of debt discount of $286,475.

As reflected in the accompanying financial statements, we had an accumulated deficit of $9,330,636, raising substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2014, the Company had $57,737 in cash, compared to $113,186 as of March 31, 2014.

Net cash used in operating activities was $250,280 for the six month period ended September 30, 2014, compared to net cash used of $139,306 for the period ended September 30, 2013.

The Company received loans amounting to $920,000 during the six-month period ended September 30, 2014 as compared to $196,000 during the six-month period ended September 30, 2013.

The Company intends to meet its long-term liquidity needs through available cash and cash flow, as well as through additional financing from outside sources. Additional issuances of equity or convertible debt will result in dilution to the current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to execute fully our plan of operations to expand our business, which could significantly and materially restrict our business operations. If additional capital is raised through the sale of additional equity or convertible debt, substantial dilution to our stockholders is likely to occur which may result in a partial or substantial loss to your investment in our common stock.

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

Based on this evaluation, our management concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. We have identified the following material weakness of our internal controls:

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

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, this material weakness will continue. No changes have been made this quarter to internal controls.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

In addition to the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, the following should be noted:

History of Low Revenue and Net Losses.

For the six months ended September 30, 2014, the Company had no revenue compared to revenue of $3,589 for the comparable period in 2013. The Company had a net loss of $(903,265) for the six months ended September 30, 2014, compared to a net loss of $(175,977) for the comparable period in 2013. The Company’s total stockholders’ deficit increased to $(1,063,893) as of September 30, 2014, from $(703,590) as of March 31, 2014. No assurance can be given that the Company will ever have significant levels of revenue or net income. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Future Need for Available Financing.

The Company intends to meet its long-term liquidity needs through available cash and cash flow, as well as through additional financing from outside sources. Additional issuances of equity or convertible securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to the Company’s common stock. See, e.g., Note 5 to the Notes to Unaudited Financial Statements with regard the Company’s current notes payable. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute fully its plan of operations to expand its business, which could significantly and materially restrict the Company’s business operations. If additional capital is raised through the sale of additional equity or convertible debt, substantial dilution to stockholders is likely to occur which may result in a partial or substantial loss to your investment in the Company’s common stock. The Company presently does not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with the Company’s plan of operations. If the Company fails to raise additional funds to execute its expansion plan, it is likely that the Company will not be able to operate as a viable entity and may be forced to go out of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company borrowed $920,000 from third party lenders for the six months ended September 30, 2014. One note for $200,000 was due September 1, 2014, but has not yet been paid. The other notes are due on various dates from April 14, 2015 through September 1, 2015, incur interest at 8% - 12% per annum and are convertible at rates of 55% to 60% of the average from the lowest to the third lowest trading price for the 10 to 20 trading days prior to the conversion. These notes become convertible after 180 days following the issuance of the notes. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The issuance of securities was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.2	Amended Articles of Incorporation. (2)
3.3	Amended Articles of Incorporation. (3)
3.4	Certificate of Assumed Name (DBA). (5)
3.5	By laws. (1)
10.1	Stock Purchase Agreement. (4)
10.2	2011 Equity Incentive Plan. (3)
10.3	Employment Agreement with Peter Shafran. (5)
10.4	Purchase and Sale Agreement with Visual Entertainment Systems, LLC, dated March 28, 2012. (6)
10.5	Letter of Intent with Western Capital Ventures, Inc., dated March 6, 2012. (6)
10.6	Assignment of Distribution Agreement from Western Capital Ventures, dated March 6, 2012. (6)
10.7	Consent to Assignment of Distribution Agreement from Western Capital Ventures, Inc. by Visual Entertainment Systems, LLC, dated March 28, 2012. (6)
10.8	Independent Contractor Agreement with Anthony Gillaizeau, dated March 7, 2012. (6)
10.9	Securities Purchase Agreement dated as of May 14, 2014, between VGTel, Inc. (“VGTel”) and Adar Bays, LLC (“Adar Bays”). (7)
10.10	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to Adar Bays. (7)
10.11	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to Adar Bays. (7)
10.12	Collateralized Secured Promissory Note dated May 14, 2014, of Adar Bays to VGTel. (7)
10.13	Securities Purchase Agreement dated as of May 14, 2014, between VGTel and LG Capital Funding, LLC (“LG Capital”). (7)
10.14	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to LG Capital. (7)
10.15	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to LG Capital. (7)
10.16	Collateralized Secured Promissory Note dated May 14, 2014, of LG Capital to VGTel. (7)
31.1	Certification of Gregory F. Wells, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Neil Fogel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory F. Wells, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Neil Fogel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)

Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 2, 2012.

(7)

Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VGTel, Inc.

Date: November 14, 2014	By:	/s/ Neil S. Fogel
Neil S. Fogel
Chief Financial Officer
(duly authorized officer and principal financial officer)