Form 10-Q
period 2014-12-31
VGTel, Inc.
filed 2015-02-18
CIK 1355451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller Reporting Company

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of February 9, 2015, there were 27,075,203 shares of Common Stock outstanding.

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2014

PART I - FINANCIAL INFORMATION

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

ITEM 1. FINANCIAL STATEMENTS

VGTel, Inc.

Consolidated Balance Sheet

(Unaudited)

Assets	December 31, 2014	March 31, 2014
Current Assets:
Cash and cash equivalents	$43,199	$113,186
Investments	617,909	176,609
Accounts receivable	53,885	-
Prepaid expenses	22,789	-

Total Current Assets	737,782	289,795

Property and Equipment, net	219,678	-

Other assets	1,650	-

Total Assets	$959,110	$289,795

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	$565,115	$440,968
Accounts Payable to related parties	48,375	21,333
Short Term Debt	1,028,408	531,084
Derivative liabilities	451,117	-

Total current liabilities	2,093,015	993,385

COMMITMENTS AND CONTINGINCIES

Stockholders’ Deficit
Preferred Stock, $.001 par value, Authorized 10,000,000 shares, none issued
Common Stock, $.0001 par value, Authorized 200,000,000 shares, issued and Outstanding 27,075,203 and 22,180,652 as of December 31, 2014 and March 31, 2014, respectively	2,709	2,218

Additional paid-in Capital	8,181,126	7,423,448
Accumulated deficit	(9,317,740)	(8,129,256)

Total Stockholders’ Deficit	(1,133,905)	(703,590)

Total Liabilities and Stockholders’ Deficit	$959,110	$289,795

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
REVENUE	$-	$5,514	$-	$9,101

OPERATING EXPENSES:
General and Administrative	22,990	25,069	70,578	61,738
Officer’s Compensation & Rent	131,903	32,420	192,820	77,480
Professional, Legal, and Consulting Services	45,762	18,896	189,866	68,515
Depreciation	145	-	338	-
Loss on sale of assets	-	-	-	37,500

Total Operating Expenses	200,800	76,385	453,602	245,233

(Gain) loss on settlement of debt	-	966,903	(2,188)	966,903
(Gain) loss on derivative	(95,198)	-	193,497	-
Amortization of debt discount	148,025		434,500
Interest Expense	31,592	7,307	109,073	18,023

NET INCOME (LOSS)	$(285,219)	$(1,045,081)	$(1,188,484)	$(1,221,058)

Income ( Loss) per share
Basic and Diluted	$(0.01)	$(0.05)	$(0.05)	$(0.06)

Weighted average number of shares outstanding
-Basic and Diluted	23,615,903	21,867,069	23,072,252	21,478,362

The accompanying notes are an integral part of these unaudited financial statements.

VGTel, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net (Loss)	$(1,188,484)	$(1,221,058)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	338	37,500
Loss on derivative	193,497
(Gain) on settlement of debt	(2,188)	966,903
Stock based compensation	36,250	-
Amortization of debt discount	434,500	3,000
Changes in assets and liabilities:
Accounts receivable	(53,885)	-
Prepaid expenses and other current assets	(24,439)	-
Accounts payable and accrued liabilities	120,922	2,816
Accounts payable and accrued liabilities – related parties	39,621	(13,000)
Net cash provided by (used) in operating activities	(443,868)	(223,839)

Cash flows from investing activities:
Purchases of property, equipment, and capitalized software	(220,016)	-
Loan to Digital Gamer Corp.	-	(225,209)
Investment to Ultra 4K Project & films	(441,300)	-
Net cash (used) in investing activities	(661,316)	(225,209)

Cash flows from financing activities:
Repayment of short term debt	(120,000)	-
Proceeds from short term debt	987,197	441,500
Proceeds from sale of stock	168,000	-
Net cash provided from financing activities	1,035,197	441,500

Net increase ( decrease) in cash	(69,987)	(7,548)
Cash and cash equivalents, beginning of period	113,186	30,011
Cash and cash equivalents, end of period	$43,199	$22,463

Supplemental disclosures:
Debt extinguished by issuing new debt	50,000	-
Common stock for short term debt and accrued interest	174,667	107,646
Debt discount due to beneficial conversion feature of short term debt	114,165	3,000

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

In addition, the Company has invested $349,500 through a wholly-owned subsidiary in the production of three films. Additional investment is contemplated as funding become available. As of December 31, 2014, total balance of investment is $617,909.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, there was a $48,375 related party payable owed to officers and $21,333 as of March 31, 2014.

NOTE 5 – NOTES PAYABLE

The Company borrowed $987,197 from third party lenders for the nine months ended December 31, 2014. One note for $200,000 was due September 1, 2014 but has not yet been paid in full. The other notes are due on various dates from March 8, 2015 through September 1, 2015, incur interest at 8% - 12% per annum and are convertible at rates of 55% to 60% of the average from the lowest to the third lowest trading price for the ten to twenty trading days prior to the conversion. Except one note of $75,000 is convertible immediately after issuance, other notes become convertible after 180 days following the issuance of the notes.

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

In addition to the above notes payable, the Company’s subsidiary borrowed $200,000, of which $89,197 was borrowed in the nine months ended December 31, 2014. These notes are for 24 months and carry a 20% interest rate per annum plus 50,000 shares of the Company per $100,000 loaned.

On June 23, 2014, a third party entered into a debt purchase agreement to purchase the Company’s outstanding debt of $50,000 principal and $2,729 accrued interest. In accordance with ASC470-50, this transaction is accounted as debt extinguishment, and the Company recognized a derivative loss $86,844.

During the nine months ended December 31, 2014, short term debt holders converted $174,667 of short term debt and accrued interest into common stock. There were no conversions for the corresponding period of the prior year. In addition, the Company repaid $120,000 and accrued interest to debt holders. No such repayments were made in the prior year.

For the nine months ended December 31, 2014, total derivative loss on debt settlement was $193,497.

As of December 31, 2014 and March 31, 2014, the Company had a short term debt balance of $1,028,408 and $531,084, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	-	$451,117	$451,117

NOTE 7 – DERIVATIVE INSTRUMENTS

During the nine months ended December 31, 2014, the Company issued debt instruments convertible into common stock at a rates of 55% to 60% of the average from the lowest to the third lowest trading price for the ten to twenty trading days prior to the conversion. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, the number of shares to be issued upon settlement is indeterminate, all other instruments that can be settled in shares must also be classified as liabilities.

The following table summarizes the changes in the derivative liabilities during the period ended December 31, 2014:

Ending balance as of March 31, 2014	$-
Additions due to new convertible debt issued	423,298
Additions due to reclassification of other convertible instruments	27,819

Ending balance as of December 31, 2014	$451,117

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 144-381%, risk free rate of 0.02-0.23% and an expected term of one month to ten months.

NOTE 8 – EQUITY

In October 2014, the Company has issued 250,000 common stocks to its Chief Executive Officer pursuant to his employment agreement. These shares are booked as stock-based compensation and valued at market price as of the execution date of the agreement in totaling $36,250.

In December 2014, the Company issued total 3,360,000 common stocks at $0.05 per share totaling $168,000.

NOTE 9 – GAIN ON SETTLEMENT OF DEBT

In August 2014, the Company settled a balance of accounts payable $6,688 with a payment of $4,500 and recognized the gain on settlement of debt in amount of  $2,188.

NOTE 10 – SUBSEQUENT EVENTS

The Company settled and paid in full the loan balance of $130,000 plus interest in January 2015 for a debt that was due September 2014.

Our Chief Executive Officer resigned in January 2015.

The Company issued 480,110 common shares for conversion of $7,000 note payable in January 2015.

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

Overview

VGTel continues to be focused on becoming a participant in multi-platform entertainment with an emphasis on capitalizing on the increasing demand for ultra high definition (UHD) or 4K content. Our strategy includes building and operating facilities that house visualization/restoration technology for scanning and converting films into UHD digital format and then commercially distributing those films to Giant Screen format theaters, OEMs and UHD broadcasters. To date, we have converted the following four films: Adrenaline Rush, Alaska: Spirit of the Wild, Amazing Journeys, and Bears and they are all currently being distributed for UHD broadcast. We have signed agreements and, at our wholly owned subsidiary MPSS, we are in the process of scanning three films: Dinosaurs: Giants of Patagonia, Kilimanjaro: To the Roof of Africa and Zion Canyon: Treasure of the Gods. We are also currently in negotiations to acquire the 4K rights to additional Giant Screen format films.  We will monetize and leverage our scanning facilities, opening them up to the marketplace for other entities seeking scanning and restoration services. Lastly, we plan to develop and produce original 4K and 8K content through joint ventures and investment.

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

Our Strategy

Our primary objective is to become a participant in the multi-platform entertainment industry. Key elements of our strategy include the following:

•

Capitalize on the demand for 4K and 8K content

Our efforts are focused on building and operating scanning laboratories where the company will scan (convert) existing 16mm, 35mm and even 70mm content to UHD 4K and 8K formats. These converted movies will be licensed to a growing market of UHD exhibitors, which include giant screen theaters, commercial broadcast channels and other media platforms.

Our initial step in this market has been to launch Motion Picture Scanning Services, Inc. (MPSS) in Austin, Texas. The MPSS studio is a worldwide resource for digital scanning of theatrical content from its original film format utilizing proprietary new tools, designed from the ground up, for managing, enhancing, archiving and distributing UHD movies.

The MPSS scanning lines will also serve to provide a “rights bank” of UHD content with long-lived revenue streams for the company which could meet and exceed ten year revenue cycles from the initial scanned and converted film content. We plan to continue to work closely with our distribution partner to acquire the 4K/UHD rights for a library of mainstream Giant Screen format films that have historically done well in IMAX theaters. To date, we have signed Scan and Distribution Agreements for seven films and expect that number to increase substantially as we position ourselves to meet the surge in the demand for content by broadcasters set to launch commercial channels throughout 2015.

In addition to conventional broadcasting, our growing library of UHD 4K films can be distributed through a variety of other channels including streaming over the Internet. Through our distribution partner, we have licensed our UHD 4K library of films to DirecTV and Nanotech whose streaming UltraFlix Network App delivers state-of-the-art UHD television experiences to consumers worldwide.  Bears 4K has also been licensed to Samsung and Sky Korea and Adrenaline Rush is licensed to the Oregon Museum of Science and Industry.  We are currently in negotiations with several major international services that have announced plans to launch 4K channels in 2015.  Our library of UHD/4K films will be released on 4K Blu-Ray disc when 4K Blu-ray players are made available to consumers (which, based upon statements from the Blu-ray Disc Association, is anticipated to be the 2015 holiday shopping season).

•

Monetize and leverage our scanning facilities

Our core area of focus will be the MPSS studio in Austin, Texas.  It is a specially equipped laboratory capable of scanning giant screen 65/70mm film to a digital format and will also be equipped to apply the same UHD resolution technology to the more mainstream 35mm and 16mm film formats. In addition to scanning and converting films for VGTel, the MPSS studio is also available to the broader marketplace for other entities or film owners looking to outsource the conversion/scanning of their 16mm, 35mm and 70mm films with the same technology and processes used for our own films.

•

Develop and produce original 4K and 8K content

Additionally, we plan to develop and produce original 4K and 8K content through joint ventures and investment. This original content will be licensed and distributed to giant screen theaters, broadcast media and commercial ventures such as experiential amusement rides, Blu-ray and other media.

•

Expand with acquisitions and business development partnerships

We seek to expand our core assets from acquisitions of local and regional businesses, to which we can then apply our expertise, resources and brand to scale the business. During 2015, our focus will be expanded to acquire businesses with proven track records and technology talent that can help us grow our business.

Results of Operations

Three months ended December 31, 2014 compared to three months ended December 31, 2013

Total operating expenses for the three months ended December 31, 2014 was $200,800, as compared to $76,385, for the three-month period that ended December 31, 2013. The increase is due primarily to having hired a full-time CEO and an increase in professional and consultant fees as they relate to the processing of the convertible notes and costs as they relate to an operating, publicly-held company. During the three months ended December 31, 2014, we had $22,990 in administrative expenses, as compared to $25,069 for the three-month period that ended December 31, 2013. During the three-month period ended December 31, 2014 we had $45,762 in professional services expenses as compared to $18,896 for the three months ended December 31, 2013. The increase is as previously described above. During the three months ended December 31, 2014, we had $131,903 in officer compensation and rent expense, as compared to $32,420 for the three-month period that ended December 31, 2013. The increase is due to having hired a full-time CEO.

The Company reported a net loss for the three-month period ended December 31, 2014 of $285,219, as compared to a loss of $1,045,081 for the three month period ended December 31, 2013.

As reflected in the accompanying financial statements, we had an accumulated deficit of $9,317,740, raising substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013

Total operating expenses for the nine months ended December 31, 2014 was $453,602, as compared to $245,233 for the nine-month period that ended December 31 2013. The increase is due to the same reasons for the three-month period. During the nine months ended December 31, 2014, we had $70,578 in administrative expenses, as compared to $61,738 for the nine-month period that ended December 31, 2013. During the nine-month period ended December 31, 2014 we had $189,866 in professional services expenses as compared to $68,515 for the nine months ended December 31, 2013. During the nine months ended December 31, 2014, we had $192,820 in officer compensation and rent expense, as compared to $77,480 for the nine-month period that ended December 31, 2013.

The Company reported a net loss for the nine-month period ended December 31, 2014 of $1,175,694 as compared to $1,221,058 for the nine-month period ended December 31, 2013.  The net loss for the nine months ended December 31, 2014 was greatly impacted by the derivative loss of $193,497and the amortization of debt discount of $434,500.

As reflected in the accompanying financial statements, we had an accumulated deficit of $9,317,740, raising substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $43,199 in cash, compared to $113,186 as of March 31, 2014.

Net cash used in operating activities was $443,868 for the nine month period ended December 31, 2014, compared to net cash used of $223,839 for the period ended December 31, 2013.

The Company received loans amounting to $987,197 during the nine-month period ended December 31, 2014 as compared to $441,500 during the nine-month period ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Report on Form 10-Q.

Based on this evaluation, our management concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. We have identified the following material weakness of our internal controls:

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

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

In addition to the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, the following should be noted:

History of Low Revenue and Net Losses.

For the nine months ended December 31, 2014, the Company had revenue of $0 compared to revenue of $9,101 for the comparable period in 2013. The Company had a net loss of $(1,175,694) for the nine months ended December 31, 2014, compared to a net loss of $(1,221,058) for the comparable period in 2013. The Company’s total stockholders’ deficit increased to $(1,121,115) as of December 31, 2014, from $(703,590) as of March 31, 2014. No assurance can be given that the Company will ever have significant levels of revenue or net income. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company borrowed $987,197 from third party lenders for the nine months ended December 31, 2014. One note for $200,000 was due September 1, 2014, but has only been partially paid. The other notes are due on various dates from April 14, 2015 through September 1, 2015, incur interest at 8% - 12% per annum and are convertible at rates of 55% to 60% of the average from the lowest to the third lowest trading price for the 10 to 20 trading days prior to the conversion. These notes become convertible after 180 days following the issuance of the notes. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The issuance of securities was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.2	Amended Articles of Incorporation. (2)
3.3	Amended Articles of Incorporation. (3)
3.4	Certificate of Assumed Name (DBA). (5)
3.5	By laws. (1)
10.1	Stock Purchase Agreement. (4)
10.2	2011 Equity Incentive Plan. (3)
10.3	Employment Agreement with Peter Shafran. (5)
10.4	Purchase and Sale Agreement with Visual Entertainment Systems, LLC, dated March 28, 2012. (6)
10.5	Letter of Intent with Western Capital Ventures, Inc., dated March 6, 2012. (6)
10.6	Assignment of Distribution Agreement from Western Capital Ventures, dated March 6, 2012. (6)
10.7	Consent to Assignment of Distribution Agreement from Western Capital Ventures, Inc. by Visual Entertainment
Systems, LLC, dated March 28, 2012. (6)
10.8	Independent Contractor Agreement with Anthony Gillaizeau, dated March 7, 2012. (6)
10.9	Securities Purchase Agreement dated as of May 14, 2014, between VGTel, Inc. (“VGTel”) and Adar Bays, LLC
(“Adar Bays”). (7)
10.10	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to Adar Bays. (7)
10.11	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to Adar Bays. (7)
10.12	Collateralized Secured Promissory Note dated May 14, 2014, of Adar Bays to VGTel. (7)
10.13	Securities Purchase Agreement dated as of May 14, 2014, between VGTel and LG Capital Funding, LLC (“LG
Capital”). (7)
10.14	Form of 8% Convertible Redeemable Note due May 14, 2015 of VGTel to LG Capital. (7)
10.15	Form of 8% Convertible Redeemable Note due May 14, 2015 (Back End Note) of VGTel to LG Capital. (7)
10.16	Collateralized Secured Promissory Note dated May 14, 2014, of LG Capital to VGTel. (7)

31.1	Certification of Neil Fogel, PEO and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Neil Fogel, PEO and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

VGTel, Inc.

Date: February 17, 2015	By:	/s/ Neil S. Fogel
Neil S. Fogel
PEO and Chief Financial Officer
(duly authorized officer and principal financial officer)